Form 10-Q
period 2008-09-30
Great Wall Builders Ltd.,
filed 2008-11-03
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-153182

Great Wall Builders Ltd.,
(Exact name of registrant as specified in its charter)

Texas	71-1051037
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2620 Fountainview #115B
Houston, Texas 77057
(Address of principal executive offices)

1-281-575-0636
(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]                 Accelerated filer [ ]
Non-accelerated filer [ ]                    Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of Sept.30th, 2008.

GREAT WALL BUILDERS Ltd.
Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet	3
Statement of Operations Statement of Shareholder’s Equity	4 5
Statement of Cash Flows	6
Notes to financial Statements	7-11
Item 2. Management Discussion and Analysis of Financial Condition	12-13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Control and Procedures	14
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Securities Holders	15
Item 5. Other Information	15
Item 6. Exhibit	15
Item 7. Signature	16

Great Wall Builders Ltd.
(A Development Stage Company)
Balance Sheet

	Sept.30th,	June 30th
	2008	2008
	(unaudited)	(Audited)

CURRENT ASSET
Cash & cash equivalent	$11,380	$20,000
Account Receivable	$26,860	-0-
Total Current Assets	$38,240	$20,000

Land	$37,500	$37,500

Total Assets	$75,740	$57,500
Liabilities and Stockholder’s Equity
Liabilities

Accrued liabilities	$50,558	50,558
Total Liabilities	$50,558	50,558
Shareholder’s Equity
Preferred stock 98,989,886 shares -0- authorized
Common stock 918,816,988 shares authorized: $0.0001 par value: 4,800,000 shares issued & outstanding	482	$482
Additional paid-in capital	63,018	$63,018
Deficit accumulated during development stage	(38,318)	$(56,558)
Total Stockholders’ Equity	25,182	$6,942

Total Liabilities and Stockholder’s Equity	$75,740	$57,500

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Statement of Operation
Sept. 30th, 2008

	Three Months Ended Sept.30th 2008	From Inception on Nov 3, 2007, Through June 30th 2008
	(unaudited)	(audited)
REVENUES	$26,860	$-0-

OPERATING EXPENSES

General and administrative	$8,620	$56,558

Total Expenses	$8,620	$56,558

PROFIT (LOSS) FROM OPERATIONS	$18,240	$(56,558)

NET PROFIT (LOSS)	$18,240	$(56,558)

BASIC PROFIT (LOSS) PER COMMON SHARE	$0.0038	$(0.012)
PROVISION FOR INCOME TAXES

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$4,640,526	$4,640,526

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
  Statement of Stockholder’s Equity
    From Inception ( Nov. 3, 2007) to September 30th, 2008
( unaudited)

				Deficit
			Additional	accumulated	Total
	Common Stock		Paid-in	development	Stockholders'
	Shares	Amount	Capital	during stage	Equity
From Inception through Sept 30th, 2008.

Common stock issued for non-cash assets at $0.013 per share on 12/18/2007	1,964,5000	$196.00	$18,804		$19,000
Common stock issued for cash at $0. 013 per share on 12/28/2007	2,832,000	$283.00	$37,217		$37,500
Common stock issued for cash at $2.00 per share on 1/16//2008	3,500	$3	$6,997		$7,000
Net loss from inception through June 30th,2008				$(56,558)	$(56,558)
Balance on June 30th, 2008	4,800,000	$482	$63,018	$(56,558)	$6,942
Net Profit 9/30/2008				$18,240	$18,240
Balance on Sept.30th, 2008	4,800,000	$482	$63,018	$(38,318)	$25,182

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Statement of Cash flows
( unaudited)

	Three Months	From
	Ended	Inception on
	Sept.30th	(11/3/2007) to
	2008	06/30/2008
	( un-audited)	(audited)

OPERATING ACTIVITIES

Net (loss)	$(8,620)	$(6,000)

Net Cash Used by
Operating Activities	$ (8,620)	$6,000

INVESTING ACTIVITIES	-0-	-0-

FINANCING ACTIVITIES	-0-	-0-

Proceeds from issuance of common stock	-0-	$26,000

Net Cash Used by
Financing Activities	-0-	$26,000

NET DECREASE IN CASH	$(8,620)

CASH AT BEGINNING OF PERIOD	$20,000	$26,000

CASH AT END OF PERIOD	$11,380	$20,000

Non-cash activities:
Stock issued for properties		$37,500
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid for interest:		$-0
Income Taxes		$-0-

The accompanying notes are an integral part of these financial statements

Great Wall Builders
( A development Stage Company)
Notes to Financial Statements
September 30th, 2008
( unaudited)

NOTE 1 – Nature of Organization

Nature of Operations and Continuance of Business
 The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities to developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. As of September 30th, the company has generated $26,860. in revenues

NOTE: 2 Summary of Significant Accounting Policies

 (1) Basis of Presentation and Year End
These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30th 2008.

(2) Use of Estimates
 The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(3) Cash and cash equivalent. The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

 (4) Financial Instruments
 The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(5) Foreign Currency Translation
 The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(6) Comprehensive Loss
 SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at Sept.30th , 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(7) Basic and Diluted Net Income (Loss) per Share
 The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive

 (8) Income Taxes
 Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(9) Revenue Recognition
The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of selling of new and existing homes, home remodeling, solar installation services and will be recognized only when the price is fixed or determinable, the service is performed or products delivered, and collectivity is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as unearned revenue.

(10) Comprehensive Loss
 SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30th, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(11) Concentration of Risk
As of September 30th, 2008, the Company maintained its cash and cash equivalent accounts at commercial banks.

(12) Depreciation
 The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when asset are placed in service.

(13) Accounting Method
 The Company’s financial statements are prepared using the accrual method of accounting.

Note 2 -Recently Issued Accounting Pronouncements

(a) In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

(b) In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

(c) In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.(d ) In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or  before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

(e) In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

(f) In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

(g) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company reported financial position or results of operations.

Note 3: Common Stock Registration Expenses

 The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Note 4 : Registration Statement

On 08/26/2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) on behalf of shareholders. On 09/10/2008, the SEC declared the registration effective. The management is working with broker-dealers to file Form 211 with the Financial Industry Regulatory Authority (FINRA).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements
Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.

COMPANY OVERVIEW AND BUSINESS OPERATIONS

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate. Some of the reasons you should considered a solar equipped home than a tradition home build by homebuilders:

•	Substantially lower or even eliminate your electric bill now!

•	Protect yourself against inevitable rate hikes for 25-40 years or more.

•	Become more energy independent.

•	Increase the value of your home or business.

•	Significantly reduce your up-front investment with government incentives and rebates.

•	Own your own power-generator that has no moving parts, is completely silent, requires no transmission from distant sources, and is virtually maintenance free!

Our management believe that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have generated $26,860 in revenues. The revenues have been derived from remodeling of home with solar systems. For the coming quarters, we expect to be able to start building solar homes at a rate of 6 solar homes for the first year as our financial condition improved.

RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Three month period ended September 30th, 2008 compared to the period from inception
( November 3, 2007) to September 30,2008.
Our net profit for the three-month period ended July 31, 2008 was approximately $18,240 compared to a net loss of $56,558 during the period from inception (November 3, 2007) to September 30th 2008.  During the three-month period ended Sept 30, 2008, we generated $26,860 in revenue. During the three-month period ended September 30, 2008, we incurred general and administrative expenses of $8,620 compared to $56,558 incurred during the period from inception (November 3, 2007) to September 30th, 2008. General and administrative expenses incurred during the three-month period ended September 30th,2008 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings and developmental costs.

Our net profit during the three-month period ended September 30th, 2008 was $18,240 or $0.0038 per share compared to a net loss of ($56,558) or ($0.012) per share during the period from inception (November 3, 2007) to September 30th, 2008.

LIQUIDITY AND CAPITAL RESOURCES
As at the three-month period ended September 30th, 2008, our current assets were $75,740 and our total liabilities were $50,558 which resulted in a working capital surplus of $25,182. As at the three-month period ended September 30th, 2008, current assets were comprised of $11,380 in cash and $26,860 in account receivable compared to $20,000 in current assets at fiscal year ended June 30, 2008.

Stockholders' equity increased from $6,942 for fiscal year ended June 30th, 2008 to $25,182 for the three-month period ended September 30th, 2008. As at the three-month period ended September 30th, 2008, our current assets were $75,740 and our total liabilities were $50,558, which resulted in a working capital surplus of $25,182. Stockholders equity increased from $6,942 for fiscal year ended June 30th, 2008 to $25,182 for the three-month period ended September 30th, 2008.

PLAN OF OPERATION AND FUNDING
Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months.  We have no lines of credit or other  bank  financing  arrangements. Generally, we have financed operations to date through the  proceeds of the private placement of  equity  and debt  instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures  relating  to: (i) acquisition of building lots; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities,  and debt  issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

On August 26th 2008, we filed a registration statement on Form  S-1  with The Securities  and Exchange Commission pursuant to the Securities Act of 1933, As amended  (the  "1933  Securities Act"), relating to the public offering of 1,968,000 shares of our common stock by certain selling shareholders ("Selling  Shareholders") named in the Registration Statement. The Selling Shareholders will sell our shares of common stock at $2.00 per share until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We will not receive any proceeds from the sale of these shares of common stock.

OFF-BALANCE SHEET ARRANGEMENTS
As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures . Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our management has concluded that the current disclosure controls and procedures provide them with reasonable assurance that they are effective to provide them with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending June 30th, 2009. We expect to begin the process during this fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarterly period ended September 20, 2008..

Item 3.  Defaults Upon Senior Securities.
None

 Item 4.   Submission of Matters to a Vote of Security Holders
No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30th, 2008..

Item 5.   Other Information.
 None.

Item 6. Exhibits

Exhibit 31   Certification of Tian Jia pursuant to rule 13a-14a.

Exhibit 32    Certification of Tian Jia pursuant to U.S.C Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Wall Buillders Ltd.,

/s/ Tian Jia,

By: Tian Jia, Chief Executive Officer/Chief Financial Officer

Sept.30th, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer, Chief Financial Officer.