Form 10-Q/A
period 2008-09-30
Great Wall Builders Ltd.,
filed 2008-11-24
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QA

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of Sept. 30th, 2008.

GREAT WALL BUILDERS Ltd.
Form 10-QA Report Index

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is filed to amend the Quarterly Report on Form 10-Q of Great Wall Builders Ltd., (the “Company ”) for the fiscal quarter ended September 30, 2008 (the “Initial Filing”) in order to comply with Regulation S-X (17 CFR Part 210.8.03), related to the review of interim report by Moore & Associates Chartered, our Independent Registered Public Accounting Firm prior to filings.

Except as set forth in this Amendment No. 1 on Form 10-Q/A, the other Items in the Initial Filing remain unchanged and are not restated herein. This Amendment No. 1 continues to reflect circumstances as of the date of the Initial Filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

Great Wall Builders Ltd.
(A Development Stage Company)
Balance Sheets

	Sept.30th,	June 30th
	2008	2008
	(un-audited)	(Audited)

CURRENT ASSET
Cash & cash equivalent	$11,380	$20,000
Account Receivable	$26,860	-0-
Total Current Assets	$38,240	$20,000
Long Term Asset:
Land	$37,500	$37,500

Total Assets	$75,740	$57,500
Liabilities and Stockholder’s Equity
Liabilities

Accrued liabilities	$50,558	50,558
Total Liabilities	$50,558	50,558
Shareholder’s Equity
Preferred stock 98,989,886 shares -0- authorized
Common stock 918,816,988 shares authorized: $0.0001 par value: 4,800,000 shares issued & outstanding	482	$482
Additional paid-in capital	63,018	$63,018
Deficit accumulated during development stage	(38,318)	$(56,558)
Total Stockholders’ Equity	25,182	$6,942

Total Liabilities and Stockholder’s Equity	$75,740	$57,500

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended Sept. 30th 2008	From Inception on Nov 3, 2007, Through Sept. 30th 2008
	(unaudited)	(audited)
REVENUES	$26,860	$26,860

OPERATING EXPENSES

General and administrative	$8,620	$65,178

Total Expenses	$8,620	$65,178

PROFIT (LOSS) FROM OPERATIONS	$18,240	$(38,318)

NET PROFIT (LOSS)	$18,240	$(38,318)

BASIC PROFIT (LOSS) PER COMMON SHARE	$0.0038	$0.00
PROVISIONS FOR INCOME TAXES	-0-	-0-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$4, 640, 526	$4,640,526

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Statement of Stockholder’s Equity
From Inception (Nov. 3, 2007) to September 30th, 2008
(unaudited)

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

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Statement of Cash flows

	Three Months	From
	Ended	Inception on
	Sept.30th	(11/3/2007) to
	2008	06/30/2008
	(unaudited)	(audited)

OPERATING ACTIVITIES

Net (loss)	$(8,620)	$(6,000)

Net Cash Used by
Operating Activities	$(8,620)	$(6,000)

INVESTING ACTIVITIES	-0-	-0-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-0-	$26,000

Net Cash Used by
Financing Activities	-0-	$26,000

NET DECREASE IN CASH	$(8,620)	(6,000)

CASH AT BEGINNING OF PERIOD	$20,000	$26,000

CASH AT END OF PERIOD	$11,380	$20,000

Non-cash activities:
Stock issued for properties		$37,500
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid for interest:		$-0
Income Taxes		$-0-

Great Wall Builders
(A development Stage Company)
Notes to Financial Statements
September 30th, 2008
(unaudited)

 NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30th, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2008 and June 30th, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2.   GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has generated revenues of $26,850 for the period ended Sept.30, 2008. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenues from business activities, loans from directors and private placement of common stock.

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

COMPANY OVERVIEW AND BUSINESS OPERATIONS

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate. Some of the reasons considered a solar equipped home than a tradition home build by homebuilders are as follow:

•	Substantially lower or even eliminate electric bill.

•	Protect against inevitable rate hikes for 25-40 years or more.

•	Become more energy independent.

•	Increase the value of home or business.

•	Significantly reduce up-front investment with government incentives and rebates.

•	Own your own power-generator that has no moving parts, is completely silent, requires no transmission from distant sources, and requires limited maintenance.

Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have generated $26,860 in revenues. The revenues have been derived from remodeling of homes with solar systems. For the coming quarters, we expect to be able to start building solar homes at a rate of 6 solar homes for the first year as our financial condition improved.

RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Three month period ended September 30th, 2008 compared to the period from inception
(November 3, 2007) to September 30, 2008.

Our net profit for the three-month period ended Sept.30th, 2008 was approximately $18,240 compared to a net loss of $56,558 during the period from inception (November 3, 2007) to June 30th 2008.  During the three-month period ended Sept 30, 2008, we generated $26,860 in revenues. During the three-month period ended September 30, 2008, we incurred general and administrative expenses of $8,620 compared to $65,178 incurred during the period from inception (November 3rd, 2007) to September 30th, 2008. General and administrative expenses incurred during the three-month period ended  September 30th, 2008 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings and developmental costs.

Our net profit during the three-month period ended September 30th, 2008 was $18,240 or $0.0038 per share compared to a net loss of ($38,318) or $0.00 per share during the period from inception (November 3rd, 2007) to September 30th, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at the three-month period ended September 30th, 2008, our current assets were $38,240 and our total liabilities were $50,558 which resulted in a working capital surplus of $12,318. As at the three-month period ended September 30th, 2008, current assets were comprised of $11,380 in cash and $26,860 in account receivable compared to $20,000 in current assets at our Quarter ended June 30th, 2008.

Stockholders' equity increased from $6,942 for fiscal year ended June 30th, 2008 to $25,182 for the three-month period ended September 30th, 2008. As at the three-month period ended September 30th, 2008, our fixed assets were $38,240 and our total liabilities were $50,558, which resulted in a working capital surplus of $25,182.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months.  We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures related to: (i) acquisition of building lots; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt instruments. Thereafter, we expect we will need to raise additional capital and generate additional revenues to meet long-term operating requirements.

On August 26th 2008, we filed a registration statement on Form S-1 with The Securities and Exchange Commission pursuant to the Securities Act of 1933, As amended (the "1933 Securities Act"), relating to the public offering of 1,968,000 shares of our common stock by certain selling shareholders ("Selling Shareholders") named in the Registration Statement. The Selling Shareholders will sell our shares of common stock at $2.00 per share fixed price until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We will not receive any proceeds from the sale of these shares of common stock.

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

Item 5.   Other Information.

 None.

Item 6. Exhibits

Exhibit 31    Certification of Tian Jia, pursuant to rule 13a-14a.
Exhibit 32    Certification of Tian Jia pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Wall Buillders Ltd.,
/s/ Tian Jia,
By: Tian Jia, Chief Executive Officer/Chief Financial Officer

Nov.20th, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia,
By Tian Jia, Chief Executive Officer,
Chief Financial Officer.