Form 10-Q/A
period 2008-09-30
Great Wall Builders Ltd.,
filed 2009-01-14
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

281-575-0636
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A is filed to amend the Quarterly Report on Form 10-Q/A of Great Wall Builders Ltd., (the “Company ”) for the fiscal quarter ended September 30, 2008, (“ Initial filings), in order to comply with Regulation S-X (17 CFR Part 210.8.03) related to the review of interim report by Moore & Associates Chartered, our Independent Registered Public Accounting Firm.

On October 6th, 2008, our officer had discussed with our Independent Auditors, Moore & Associates, Chartered, regarding the review our interim financial statement as of September 30th, 2008. We filed an amended 10-Q/A on November 24, 2008 after our independent auditor reviewed of our interim financial statements. We also filed 8-K and 8-K/A on November 12, 2008 and December 23, 2008 to disclose the event. The management believe that the non-compliance of Regulation S-X ( 17 CFR Part 210-8.03) was an one time event, it did not impacted the CEO and CFO’s original conclusions regarding the effectiveness of their disclosure controls and procedures. Furthermore, the CEO and CFO did not anticipated any changes to internal controls over financial reporting..

Except as set forth in this Amendment No. 2 on Form 10-Q/A, the other Items in the Initial Filing remain unchanged and are not restated herein. This Amendment No. 2 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

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

January 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia,
By Tian Jia, Chief Executive Officer,
Chief Financial Officer.