Form 10-Q
period 2008-12-31
Great Wall Builders Ltd.,
filed 2009-02-05
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 12/31/2008

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of Dec.31, 2008

GREAT WALL BUILDERS Ltd.
Form 10-Q Report Index

Great Wall Builders Ltd., ( A Developing Stage Company) Balance Sheet
	Dec.31st 2008	June 30th 2008 (audited)
CURRENT ASSET	(un-audited)
Cash & cash equivalent	$16,809	$20,000
Account Receivable	$21,000	-0-
Total Current Assets	$37,809	$20,000
Long Term Asset:
Land	$37,500	$37,500

Total Assets	$75,309	$57,500
Liabilities and Stockholder’s Equity
Liabilities

Accrued liabilities	$35,558	50,558
Total Liabilities	$35,558	50,558
Shareholder’s Equity

Common Stock 918,816,988 shares authorized: $0.0001 par value: 44,800,000 shares issued & outstanding	$ 482	$482
Additional paid-in capital	$ 63,018	$63,018
Deficit accumulated during development stage	$ (23,749)	$(56,558)
Total Stockholders’ Equity	$ 39,751	$6,942

Total Liabilities and Stockholder’s Equity	$ 75,309	$57,500

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Condensed Statement of Operations
( un-audited)

	Three months Ended Dec.31st 2008	Six Months Ended Dec.31st 2008	From Inception on Nov 3, 2007, Through Dec.31st, 2008
REVENUES	$21,000	$47,860	$47,860
OPERATING EXPENSES
General and administrative	$6,431	$15,051	$71,609
Total Expenses	$6,431	$15,051	$71,609
Profit (loss) from Operation	$14,569	$32,809	$(23,749)
Net Profit ( Loss)	$14,569	$32,809	$(23,749)
	$0.0030	$0.0068	$0.00

PROVISION FOR INCOME TAXES
WEIGHTED AVERAGE NUMBER OF COMMON SHARES		-0-	-0-
OUTSTANDING		4,640,526	4,640,526

The accompanying notes are an integral part of these financial statements

 Great Wall Builders Ltd.,
(A Development Stage Company)
Statement of Stockholder’s Equity
From Inception (Nov. 3, 2007) to Dec.31st,, 2008
(unaudited)

				Deficit
			Additional	accumulated	Total
	Common Stock		Paid-in	development	Stockholders'
	Shares	Amount	Capital	during stage	Equity
From Inception through Sept 30th, 2008.

Common stock issued for non-cash assets at $0.013 per share on 12/18/2007	1,964,500	$196.00	$18,804
Common stock issued for cash at $0. 013 per share on 12/28/2007	2,832,000	$283.00	$37,217		$37,500
Common stock issued for cash at $2.00 per share on 1/16//2008	3,500	$3	$6,997		$7,000
NNet loss from inception through June 30th,2008				$(56,558)	$(56,558)
Balance on June 30th, 2008	4,800,000	$482	$63,018	$(56,558)	$6,942
Net Profit for 9//30/2008				$18,240	$18,240
	4,800,000	$482	$63,018	$(38,318)	$25,182
Net Profit for 12/31/2008			$	$14,569	$14,569
Balance on 12/31/2008	4,800,000	$482	$63,018	$(23,749)	$39,751

The accompanying notes are an integral part of these financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Statement of Cash flows
    ( un-audited)

	six Months Ended Dec.31st 2008	From inception on (11/3/2007to
		Dec.31st 2008
OPERATING ACTIVITIES
Net (loss)	$15,051	$(6,000)
Net Cash Used by Operating Activities
	$15,051	$(6,000)
INVESTING ACTIVITIES	-0-	-0-
FINANCING ACTIVITIES	-0-	-0-
Proceeds from issuance of common stock	-0-	$26,000
Net Cash Used by
Financing Activities	-0-	$26,000
CASH AT BEGINNING OF PERIOD	$11,380	$26,000
CASH AT THE END OF PERIOD	$16,809
NON-CASH ACTIVITIES
Stock issued for properties		$37,500
Cash paid for interest:		-0-
Income Taxes		-0-

The accompanying notes are an integral part of these financial statements

Great Wall Builders
(A development Stage Company)
Notes to Financial Statements
Dec.31st, 2008
(unaudited)

 NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31st,2008, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30th, 2008 audited financial statements.  The results of operations for the periods ended December 31st,2008 and September 30th, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2.   GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has generated revenues of $47,860 for the period ended Dec.31st,2008. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenues from business activities, loans from directors, employee stock options plans and private placement of common stock.

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

COMPANY OVERVIEW AND BUSINESS OPERATIONS

Great Wall Builders Ltd, (OTCBB: GWBU.OB), www.greatwallbuilder.com is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate.

Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have generated $47,860 in revenues. The revenues have been derived from remodeling of homes with solar systems. For the coming quarters, we expect to be able to start building solar homes at a rate of 6 solar homes for the first year as our financial condition improved.

RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Six month period ended Dec.31st, 2008 compared to the period from inception
(November 3, 2007) to Dec.31st, 2008.

Our net profit for the three-month period ended Dec.31st, 2008 was approximately $32,806 compared to a net loss of $23,749 during the period from inception (November 3, 2007) to June 30th 2008.  During the six-month period ended Dec.31st,2008, we generated $47,860 in revenues. During the six-month period ended December 31st, 2008, we incurred general and administrative expenses of $15,051 compared to $71,609 incurred during the period from inception (November 3rd, 2007) to Dec.31st , 2008. General and administrative expenses incurred during the six-month period ended  Dec.31st,2008 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings and developmental costs.

Our net profit during the six-month period ended Dec.31st,2008 was $32,809 or $0.006 per share compared to a net loss of $23,749 or $0.00 per share during the period from inception (November 3rd, 2007) to Dec.31st, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at the six-month period ended Dec.31st, 2008, our current assets were $37,809 and our total liabilities were $35,558 which resulted in a working capital surplus of $2,251. As at the three-month period ended Dec.31st, 2008 current assets were comprised of $16,809 in cash and $21,000 in account receivable compared to $20,000 in current assets at our Quarter ended June 30th, 2008.

Stockholders' equity increased from $6,942 for fiscal year ended June 30th, 2008 to $39,751 for the six-month period ended Dec.31st,2008. As at the six-month period ended Dec.31st, 2008, our fixed assets were $37,809 and our total liabilities were $35,558, which resulted in a working capital surplus of $2,251.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances from directors or debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months.  We have no line of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures related to: (i) acquisition of building lots; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with issuances of securities or debt instruments. Thereafter, we expect we will need to raise additional capital and generate additional revenues to meet long-term operating requirements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarterly period ended December 31st, 2008.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31st, 2008.

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

Feb.3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia,
By Tian Jia, Chief Executive Officer/chief Financial Officer