Form 10-Q
period 2009-03-31
Great Wall Builders Ltd.,
filed 2009-05-20
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2009

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

1-281-575-0636
(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]                  Accelerated filer [ ]
Non-accelerated filer [ ]                    Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of March 31st, 2009

GREAT WALL BUILDERS Ltd.
Form 10-Q Report Index

ITEM 1 - FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
BALANCE SHEET

	March 31st	June 30th
	2009	2008
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$24,203	$20,000
Account Receivable	14,000	-
Total Current Assets	38,203	20,000

LONG TERM ASSETS
Land	37,500	37,500
Total Long Term assets	37,500	37,500
TOTAL ASSETS	$75,703	$57,500

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Account payable and accrued liabilities	$28,337	$50,558

TOTAL CURRENT LIABILITIES	$28,337	$50,558

COMMITMENTS AND CONTINGENCIES	--	--

SHAREHOLDER’S EQUITY ( DEFICIT)
Preferred stock, $.0001 par value, 98,989,886 authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Additional paid-in Capital	63,018	63,018
Deficit accumulated during development stage	(16,134)	(56,558)
Total Stockholder’s Equity ( Deficit)	47,366	6,942

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$75,703	$57,500

The accompanying notes are an integral part of these financial statements

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF OPERATIONS
( unaudited)

					For the Period from
	For the three months		For the nine months		Nov. 3rd, 2007
	ended		ended		(inception) to
	March 31st		March 31st		March 31st
	2009	2008	2009	2008	2009

Revenues	$14,000	$-	$61,860	$-	$61,860
Total revenue	14,000	-	61,860		61,860

Operating Expenses
General and administrative	6,385	15,051	21,436	35,122	77,994
Selling and Marketing	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Total Operating Expenses	6,385	15,051	21,436	35,122	77,994

PROFIT (LOSS) FROM OPERATION	7,615	(15,051)	40,424	(35,122)	(16,134)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	-	-
Total other expenses	-	-	-	-	-
PROVISION FOR INCOME TAX	-	-	-

NET PROFIT ( LOSS)	$7,615	$(15,051)	$40,424	$(35,122)	$(16,134)

Weighted average shares outstanding-basic and diluted	44,640,526	4,640,526	4,640,526	4,640,526

Profit (loss) per share-basic and diluted	$0.0015	$0.00	$0.0090	$0.00	$

The accompanying notes are an integral part of these financial statements

GREAT WALL BUILDERS LTD.,
(Development stage company)
Statements of Stockholder’s Equity
From Inception 11/03/2007 to 03/31/2009
( unaudited)

	Common Shares	Par Value	Additional paid in Capital	Deficit accumulated during development Stage	Total Stockholder equity

Common stock issued for non-cash
assets at $.013 per share on 12/18/2007	1,964,500	196	18,804		19,000

Common stock issued for cash at
$.013 per share on 12/28/2007	2,832,000	283	37,217		37,500

Common stock issued for cash at
$2.00 per share on 1/16/2008	3,500	3	6,997		7,000

Net loss from inception through 6/30/2008				(56,558)	(56,558)

Balance, June 30th, 2008	4,800,000	482		(56,558)	(56,558)

Net profit for the Period				18,240	18,240

Balance, 09/30/2008	4,800,000	482		(38,240)	25,182

Net profit for the Period				14,569	14,569

Balance, 12/31/2008	4,800,000	482	63,108	(23,749)	39,751

Net profit for the Period				7,615	7,615

Balance, 03/31/2009	4,800,000	$482	$63,108	$(16,134)	$(47,366)

The accompanying notes are an integral part of these financial statements

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
			from 11/03/2007
	For the nine months ended		(Inception) to
	March 31st		March 31st
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (loss)	$22,666	$(15,051)	$7,615
Adjustments to reconcile net income to net cash (used in) operating activities:	-	-	-
Changes in assets and Liabilities:
Account payable
Net cash provided by operating activities	$22,666	$(15,015)	$7,615

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	26,000

CASH, BEGINNING OF PERIOD	$16,809	$26,000
CASH, END OF PERIOD	$24,203	$16,809

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			37,500
Cash paid for interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Great Wall Builders
(A development Stage Company)
Notes to Financial Statements
March 31st, 2009
(unaudited)

NOTE 1.  NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities to developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. As of March 31st, 2009, the company has generated $61,860.00 in revenues.

 NOTE 2.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31st, 2009, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30th, 2008 audited financial statements.  The results of operations for the periods ended March 31st, 2009 and Dec.31st,2008 are not necessarily indicative of the operating results for the full year.

NOTE 3.   GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has generated revenues of $61,860.00 for the period ended March 31st, 2009. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenues from business activities, loans from directors, employee stock options plans and private placement of common stock.

NOTE: 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(6) Comprehensive Loss
 SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31st,2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
 Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years

(9) Revenue Recognition
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

(10) Concentration of Risk
As of March 31st, 2009, the Company maintained its cash and cash equivalent accounts at commercial banks insured by FDIC.

(11) Depreciation
 The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when asset are placed in service.

(12) Accounting Method
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

Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have generated $61,860.00 in revenues. The revenues have been derived from remodeling of homes with solar systems. For the coming quarters, we expect to be able to start building solar homes at a rate of 6 solar homes for the first year as our financial condition improved.

RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Nine month period ended March 31st, 2009 compared to the period from inception
(November 3, 2007) to March 31st, 2009.

Our net profit for the nine-month period ended March 31st, 2009 was approximately $40,424.00.00 compared to a net loss of $16,134.00 during the period from inception (November 3, 2007) to June 30th 2008.  During the nine-month period ended March 31st, 2009, we generated $61,860.00 in revenues. During the nine-month period ended March 31st, 2009, we incurred general and administrative expenses of $21,436.00 compared to $77,994.00 incurred during the period from inception (November 3rd, 2007) to March 31st, 2009. General and administrative expenses incurred during the nine-month period ended  March 31st,2009 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings and developmental costs.

Our net profit during the three-month period ended March 31st,2009 was $7,615.00 or $0.0015 per share compared to a net loss of $(16,134) or -$0.003 per share during the period from inception (November 3rd, 2007) to March 31st,2009..

LIQUIDITY AND CAPITAL RESOURCES

As at the three-month period ended March 31st, 2009, our current assets were $38,203.00 and our total liabilities were $28,337.00 which resulted in a working capital surplus of $9,866.00 As at the three-month period March 31st, 2009 current assets were comprised of 24,203.00 in cash and $14,000.00 in account receivable compared to $20,000.00 in current assets at our Quarter ended June 30th, 2008.

Stockholders' equity increased from $6,942.00 for fiscal year ended June 30th, 2008 to $47,366.00 for the three-month period ended March 31st, 2009. As at the three-month period ended March 31st, 2009, our total assets were $75,703.00 and our total liabilities were $28,337.00 which resulted in a working capital surplus of $47,366.00

PLAN OF OPERATION AND FUNDING

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our management has concluded that the current disclosure controls and procedures provide them with reasonable assurance that they are ineffective to provide them with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarterly period ended March 31st, 2009

Item 3.  Defaults Upon Senior Securities.
None

Item 4.   Submission of Matters to a Vote of Security Holders
No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31st, 2009

Item 5.   Other Information.
None.

Item 6. Exhibits

Exhibit 31    Certification of Tian Jia, pursuant to rule 13a-14a.

Exhibit 32    Certification of Tian Jia, pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Wall Buillders Ltd.,

/s/ Tian Jia,
By: Tian Jia, Chief Executive Officer/Chief Financial Officer

May 15th, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia,
By Tian Jia, Chief Executive Officer/chief Financial Officer

Exhibit 31

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Tian Jia, certify that:

1.	I have reviewed this Form 10-Q for the period ended March 31st, 2009 of Great Wall Builders Ltd.,

2
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
May 15th, 2009 Great Wall Builders Ltd.,

/s/ Tian Jia
Tian Jia
Chief Executive Officer & Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Great Walll Builders Ltd., (the "Company") on Form 10-Q for the period ended March 31st, 2009 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Tian Jia, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15th, 2009

Great Wall Builders Ltd.,

/s/ Tian Jia
Tian Jia
Chief Executive Officer & Chief Financial Officer