Form 10-Q/A
period 2009-03-31
Great Wall Builders Ltd.,
filed 2009-05-20
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

This Amendment No. 1 on Form 10-Q/A is filed to amend the Quarterly Report on Form 10-Q of Great Wall Builders Ltd., (the “Company”) for the fiscal quarter ended March 31st, 2009, (“ Initial filings). The main body of 10Q filing was not readable upon submission through EDGAR filing, an amended 10-Q/A filing is needed to rectify this submission error, the other items in the initial 10-Q filing remain unchanged and are not restated herein.

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