Form 10-K
period 2009-06-30
Great Wall Builders Ltd.,
filed 2009-11-12
CIK 1436624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30th, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission File Number: 333-153182

Great Wall Builders Ltd.,
(Exact name of registrant as specified in its charters)

Texas	71-1051037
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2620 Fountainview, #115B Houston, Texas 77057 (Address of principal executive offices)

(281)- 575-0636
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of June 30th, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $3,936,000.

The number of shares of Registrant’s common stock outstanding as of June 30th, 2009 was 4,800,000

PART 1

		PAGE
Item: 1.	Business	1-3
Item: 1A.	Risk Factors	3
Item: 1B	Unresolved Staff Comments	4
Item: 2	Properties	4
Item: 3	Legal Proceedings	4
Item: 4	Submission of Matters to Vote of Security Holders	4

PART 11

Item: 5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	5-6
Item: 6	Selected Financial Data	9
Item: 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9
Item: 7A	Quantitative and Qualitative Disclosures About Market Risk	10
Item: 8	Financial statements and supplemental data	11-16
Item: 9	Changes In and Disagreements With Accountants and Accounting and Financial Disclosure	16
Item: 9A	Controls and Procedures	16-18
Item: 9B	Other Information	18

PART 111

Item: 10	Director, Executive Officers and Corporate Governance	18-20
Item: 11	Executive Compensation	20-22
Item: 12	Owners and Management and Related Stockholder Matters	22
Item: 13	Certain Relationships and Related Transactions and Director Independence	23
Item:14	Principal Accountant Fees and Services	23

PART 1V

Item: 15	Exhibits, Financial Statement Schedules	24

PART 1

Item: 1 BUSINESS
This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. As used in this annual report, the terms "we", "us", "our" and "Great Wall Builders" mean Great Wall Builders Ltd. unless otherwise indicated.

OVERVIEW
Great Wall Builders Ltd., incorporated in Texas on November 3,2007. We plan to provide affordable homes with solar integrated system in Texas. Growth and expansion opportunities have also been identified in other regions of the United States as well as in China. The need for affordable homes with solar integrated system in the United States is in great demand due to change of consumer preferences for smaller homes and rising energy costs. We plan to design and sell affordable homes and offer other innovative solar integrated system such as solar roof tiles, solar hot water heaters and solar photovoltaic systems. We expect to promote our affordable homes for American families with solar integrated features in the U.S. and China.

PRIMARY PRODUCTS
A)	Affordable Homes in USA
We anticipate to build affordable homes in Houston HOPE neighborhoods. Houston HOPE is the City Mayor’s initiative to reinvest in some of Houston’s historic neighborhoods through a combination of stabilization activities and by supporting locally-led community building activities. The goal of Houston HOPE is to build stronger neighborhoods that meet the needs of their current residents and are attractive to new families. As of June 30th, 2009, the Houston HOPE is offering homebuyers up to $37,500 as down payment assistance for buying new or existing homes in HOPE neighborhoods. Both Homebuyers and we are benefiting from $37,500, the Houston HOPE down payment assistance program. In addition, the American Recovery and Reinvestment Act of 2009, a federal program, provides as much as $8,000 tax credit to qualified first-time homebuyers. We believe the federal and Houston’s economic stimulus incentives will motivated the first time home buyers to buy our affordable homes in HOPE neighborhoods. HOPE neighborhoods include these Houston neighborhoods and boundaries: Acres Homes, Denver Harbor, Fifth Ward, Independence Heights, Near Northside, Settlegast, Sunnyside, and Trinity Gardens.

We believe American families need homes and shelters in every major cities and States. With the support of federal, state and cities’ economic grants and incentives, we believe we can fulfilled the American dreams of homeownership by building affordable homes. We need the support of federal, state and cities’ economic stimulus grants to fulfill the dream of homeownership for every American families.

B) Affordable Homes in China
We anticipate to form partnerships and joint ventures with real estate developers, architects, building contractors, building materials suppliers, real estate brokers and banking institutions in China. We expect to build affordable homes in major cities in China, including but is not limited to Beijing, Shanghai, Guangzhou, Hong Kong, Macau, Tianjin, Chengdu, Shenyang. With our plans for expansion in China, we expect our operating expenses will increased substantially in 2010. In China, Real estate developers generally have unsold inventory homes during economic downturns, we expect to acquired their unsold inventory homes using our equity and debt financing and resell these inventory homes to qualified buyers in China.

SECONDARY PRODUCTS
We expect to offer the following solar related products as part of our solar integrated system home. We intend to offer these solar integrated systems as upgrades only.

(C)	Solar Water Heater (SWH)
Solar water heating (SWH) systems are reliable and economical appliances for heating domestic water. They typically consist of collectors, a controller and storage tanks. SWH systems are economical to install and energy efficient. When they are installed on new houses and the cost is included in the mortgage, the increase in the monthly payment is small.

(D) Solar Electric Photovoltaic (PV) System
 Solar electric systems contain modules made up of photovoltaic (PV) cells that generate electricity when exposed to sunlight. They have no moving parts, require almost no maintenance, and last for decades. The PV cells generate direct current (DC) electricity, which is converted to alternating current (AC) electricity by an inverter. Our PV systems come in a range of efficiencies and configurations. PV systems with modules that are mounted over existing roofing are still the most common.

(E) Solar integrated roof tiles
Our solar integrated roof tiles consist of many shapes and sizes which offer a clean, unobtrusive look that’s especially pleasing to homeowners. These solar modules are quick and easy to integrate into the roof in the same manner as common, flat concrete tiles. They’re designed for weather blocking, with a water channel design similar to concrete tiles. Offering superior durability, they are resistant to moisture, impact and high winds. Our solar roof modules consist of an ideal combination of aesthetics, performance and ease of installation for a wide range of residential new construction。

MARKETING AND SALES
We market and sell our homes through commissioned employees and independent real estate brokers. Independent real estate broker normally assisted prospective homebuyers for negotiations. Prospective homebuyers are typically first-time homebuyers who need assistances for sources of financing and other related matters. We do not yet have a mortgage lending division that could originate residential loans for the prospective homebuyers.

COMPETITION
 The homebuilding business is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate to built new single family homes that sell for less than $150,000 and duplexes that sell for less than $200,000 in these community redevelopment neighborhoods.

REGULATION AND ENVIRONMENT MATTERS
 We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complied with applicable building codes and zoning laws in our remodeling and building activities.

INTELLECTUAL PROPERTIES
We intend to assert our rights aggressively under trade secret, unfair competition, trademark, patent, and copyright laws to protect our intellectual properties including our trademarks. Our trademark has substantial proprietary values. It is based on red color with ornaments and centered with a dragon. The dragon was a distinctive symbol of Manchurian noble families and artisans, a heritage in which we are a part.

RESEARCH AND DEVELOPMENT
We have incurred -0- amount in research or development expenditures since our inception. We believe there will be substantial research and development expenditures once we engage in research and development for solar building materials or acquired other technological intensive enterprises from China.

EMPLOYEES
Most activities to date have been undertaken by our Chief Executive Officer and other individuals retained on an independent contractor basis. We anticipate that we will begin hiring additional employees, independent contractors and consultants as our business expand in the United States and in China.

AVAILABLE INFORMATION
 We file annual, quarterly and current 8-K reports, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item: 1A   RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item: 1B  UNRESOLVED STAFF COMENTS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item: 2  PROPERTIES

Our executive office is located at 2620 Fountainview, #115B, Houston, Texas 77057. We have not entered into lease agreement for this office. This office is not sufficient to meet our present needs and we are securing alternative or additional office spaces. We owned several residential lots in Houston, Texas.

Item: 3   LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item: 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30th, 2009.

PART II

Item: 5   MARKET FOR REGISTRATNT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “GWBU.OB.”

For the periods indicated, the following table presents the range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board during the quarter being reported. Prices below reflect inter-dealer prices, without retail write-up, write-down or commission and may not represent actual transactions.

Fiscal Year ending June 30, 2009                        High                   Low
First Quarter                                                   $ N/A           $ N/A
Second Quarter                                                $ N/A          $ N/A
Third Quarter                                                   $ 3.62          $ 2.00
Fourth Quarter                                                 $ 2.00          $ 2.00

Fiscal Year ending June 30, 2008
First Quarter                                                    $ N/A           $ N/A
Second Quarter                                                $ N/A           $ N/A
Third Quarter                                                   $ N/A           $ N/A
Fourth Quarter                                                 $ N/A           $ N/A

PENNY STOCK
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK
As of June 30, 2009, we had 4,800,000 shares of our common stock issued and outstanding, held by 59 shareholders of record.

DIVIDEND
We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We do not have any compensation plan under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES
We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2009.

Item 6	SELECTED FINANCIAL DATA
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item: 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended June 30, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION AND FUNDING
We have entered into a LETTER OF INTENT with Yunnan Zhoungyou Group Ltd., for merger and acquisition initiatives on June 30, 2009. Yunnan Zhoungyou Group Ltd., is one of the largest building material manufacturers with more than 100 acres of manufacturing facilities, and more than 500 employees in Yunnan Province, People's Republic of China. In addition, we expect to enter into negotiations for more joint ventures, mergers and acquisitions candidates with other well capitalized companies from China. It is our on-going efforts to gain entry into the market in China. One of our main business objectives is to eventually listed at NASDAQ or other major national exchanges once we have merged or acquired by other well capitalized companies from China.

We have financed operations to date through the proceeds of the private placement of equity and advanced funds from officer and director. In connection with our business plan, management anticipates increase in operating expenses and capital expenditures related to: (I) acquisition of building lots; (ii) domestic and international travel expenses (iii) civil Engineering and architectural fees. (iv) other expenses related to our expansion plans to China. We intend to finance these expenses with issuances of securities or debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet our long-term operating requirements.

EXPENDITURES
We expect to spend approximately $625,000 in acquisition of residential lots during the twelve-month period ending June 30, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES
We expect to spend approximately $350,000 during the twelve-month period ending June 30, 2010 for general and administrative expenses, include but are not limited to civil engineer fees, architect fees, legal and professional fees, real estate sales commissions, advertising, public relations, domestic and international travel, salaries, and other general and administrative expenses related o our expansion plans to China.

CONTRACTUAL OBLIGATIONS

As a “small reporting company”, we are not required to provide tabular disclosure obligations.

GOING CONCERN
The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

COMPANY OVERVIEW AND BUSINESS OPERATIONS
Great Wall Builders Ltd, (OTCBB: GWBU.OB) is a home builder specializes in building affordable homes, solar energy homes, and installation of solar related home products. Changing in consumer preferences for smaller and affordable homes with solar feature create markets for our new homes. Advances in solar technologies, the relentless rise of conventional electricity prices, create additional markets for our “green” homes that save monthly electricity bills and preserve a better environment for our future generations.

Our management believes that affordable homes and solar homes will be the next building trend in the United States and abroad. We already identified affordable building sites in Houston HOPE neighborhoods. In addition, we intend to offer affordable homes and solar homes in China.

RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans, and advanced funds from officers and directors.

12 month period ended June 30, 2009 compared to the period from inception (November 3, 2007) to June 30th, 2009.
Our net loss for the twelve period ended June 30th 2009 was approximately $47,342 compared to a net loss of $56,558 during the period from inception (November 3, 2007) to June 30th 2008.  During the twelve month period ended June 30th, 2009, we generated $61,860 in revenues. During the twelve month period ended June 30th, 2009, we incurred general and administrative expenses of $31,022 compared to $-0- incurred during the period from inception (November 3rd, 2007) to June 30th, 2009. General and administrative expenses incurred during the twelve month period ended  June 30th,2009 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings, start-up expenses, housing and automobile allowances for officer. Our net loss during the twelve period ended June 30, 2009 was $47,342 compared to a net loss of $56,558 during the period from inception (November 3rd, 2007) to June 30th, 2009.

LIQUIDITY AND CAPITAL RESOURCES
As at the twelve month period ended June 30, 2009, our current assets were $24,751 and our total liabilities were $102,651 which resulted in a negative working capital of $ 77,990 As at the 12 month period June 30, 2009 current assets were comprised of 24,751 in cash compared to $20,000.00 in cash at our fiscal year ended June 30, 2008.

Stockholders' equity decreased from $6,942 for fiscal year ended June 30, 2008 to $40,400for the twelve period ended June 30th, 2009. As at the twelve month period ended June 30th, 2009, our total assets were $62,251 and our total liabilities were $102,651 which resulted in negative working capital of $40,400

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, estimating fair value associated with equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION
The Company’s revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. For the periods from November3, 2007 (inception) to June 30, 2008 and from June 30,2008 to June 30, 2009, respectively, the Company recognized $61,680 in service revenue.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158

requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 159 did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

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

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events”.  Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively.  The adoption of SFAS No. 165 during the year ended June 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the year then ended.  In connection with preparing the accompanying financial statements as of and for the year ended June 30, 2009, management evaluated subsequent events through November 10, 2009 which is the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE
As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item. Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 8 .  FINANCIAL STATEMENTS AND OTHER DATA

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Balance Sheet at June 30, 2009 and 2008	F2
Statements of Operations for the Years Ended June 30, 2009 and 2008	F3
Statements of Shareholders' Equity for the Years Ended June 30, 2009 and 2008	F4
Statements of Cash Flows for the Years Ended June 30, 2009 and 2008	F5
Notes to Financial Statements.	F6

Report of Independent Registered Public Accounting Firm

The Board of Directors
Great Wall Builders Ltd.:

We have audited the accompanying balance sheets of Great Wall Builders Ltd. (the "Company"), a development stage company, as of June 30, 2009 and 2008, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2009 and for the period November 3, 2007 (Inception) through June 30th, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Wall Builders Ltd. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two period ended June 30, 2009 and for the period November 3, 2007 (Inception) through June 30, 2009 then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had stockholder’s deficit of approximately $40,400 at June 30, 2009. As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Irvine, California
November 10, 2009

F1

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
BALANCE SHEET

	June 30	June 30
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$24,751	$20,000

Total Current Assets	24,751	20,000

Property	37,500	37,500

TOTAL ASSETS	$62,251	$57,500

LIABILITIES AND STOCKHOLDER’S EQUITY

Account payable and accrued liabilities	$102,651	$50,558

TOTAL LIABILITIES	$102,651	$50,558

	--	--

SHAREHOLDER’S EQUITY ( DEFICIT)
Preferred stock, $.0001 par value, 98,989,886 authorized, no shares issued and outstanding	--	--
Com $Common Stock, 0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Additional paid-in Capital	63,018	63,018
Deficit accumulated during development stage	(103,900)	(56,558)
Total Stockholders’ Equity (Deficit)	(40,400)	6,942

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$62,251	$57,500

The accompanying notes are an integral part of the financial statements
F2

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended June 30, 2009 and 2008 and
for the period November 3, 2007 (Inception) through June 30, 2009

				For the Period from
				Nov. 3rd, 2007
				(inception) to
				March 31st
	2009	2008		2009

Service revenues	$61,860	$		$61,860

Operating Expenses
General and administrative	31,022			31,022
Executive compensation	78,180-		56,558-	134,738
Total operating expenses	109,202-		56,558-	165,760
Loss from operations	(47,342)		(56,558)
Provision for Income Tax
Net Pr loss	$(47,342)		(56,558)	(103,900)

Basic and diluted net loss per share	$0.00		$0.00	12

Weighted average number of common shares outstanding - basic and diluted	4,800,000		4,640,526

The accompanying notes are an integral part of the financial statements

F3

GREAT WALL BUILDERS LTD.,
(Development stage company)
Statements of Stockholders’ Deficit
From Inception November 3, 2007 to June 30, 2009

	Common Shares	Par Value	Additional paid in Capital	Deficit accumulated during development Stage	Total Stockholders’ Deficit

Common stock issued for cash
	1,964,500	196	18,804		19,000

Common stock issued in exchange for property
	2,832,000	283	37,217		37,500

Common stock issued for cash
	3,500	3	6,997		7,000

Net loss				(56,558)	(56,558)

Balances at June 30, 2008	4,800,000	482	63,018	(56,558)

Net Loss				(47,342)	(47,342)
Balances at June 30,2009	4,800,000	$482	$63,018	$(103,900)	$(40,400)

The accompanying notes are an integral part of the financial statements

F4

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2009 and 2008 and
for the period November 3, 2007 (Inception) through June 30, 2009

				For the Period
				from November 3, 2007
				(Inception) to
				June 30
	2009	2008		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,342)		$(56,558)	$(103,900)
Adjiinvestment to reconcile net income to net cash (used in) operating activities:	-		-	-
Changes in operating assets and Liabilities:
Account payable and accrued liabilities	52,093		50,558	102,651
Net cash provided by operating activities	$4,751		$(6,000)	$(1,249)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-		26,000-	26,000

CASH, BEGINNING OF PERIOD	$20,000	$
CASH, END OF PERIOD	$24,751		$20,000	24,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			$37,500	$37,500

The accompanying notes are an integral part of the financial statements

F5

GREAT WALL BUILDERS LTD.,(A development Stage Company)
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business
Great Wall Builders Ltd., incorporated in Texas on November 3, 2007, we intend to provide affordable homes with solar integrated system in Texas. Growth and expansion opportunities have also been identified in other regions of the United States as well as in China. We have designed affordable homes and offer innovative solar integrated systems such as solar roof tiles, solar hot water heaters and solar photovoltaic systems. We intend to promote our affordable homes with solar integrated features in the U.S. and China.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.  In a development stage company, management devotes most of its activities to developing a market for its products and services. As at June 30, 2009, the Company generated $61,680 revenue and has accumulated losses of $103,900 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares, loans from officer and director and private equity funding. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations.

GOING CONCERN
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $41,400 at June 30, 2009, which among other matters, raises  substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, and amounts due to related parties for the fiscal year ending June 30, 2009. Therefore, the Company will be required to seek additional funds to finance its current and long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes that its cash on hand and funds expected to be received from additional private investment will be sufficient to meet its liquidity needs for fiscal 2010. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

USE OF ESTIMATES
The Company prepares its financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets; estimating fair value associated with equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.  Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalent accounts with financial institution insured by FDIC. As of June 30, 2009 and June 30, 2008, the Company did not have any cash equivalents outstanding.

REVENUE RECOGNITION
The Company’s revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. For the periods from November 3, 2007 (inception) to June 30, 2008 and from June 30, 2008 to June 30, 2009, respectively, the Company recognized $ 61,680 in service revenue.

LOSS PER SHARE
The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carry-forwards. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

In May 2007, the Financial Accounting Standards Board ("FASB") issued Staff Position FIN 48-1, "Definition of SETTLEMENT in FASB Interpretation No. 48"("FSP FIN 48-1"), which amends FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48," together with FSP FIN 48-1 referred as "FIN 48, as amended"). As of April 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of June 30, 2009, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

Note 2: RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 159 did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements. widely distributed for general use and reliance in a form and format that complies with GAAP.June 15, 2009, and must be applied prospectively.  The adoption of SFAS No. 165 during the year ended June 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the year then ended.  In connection with preparing the accompanying financial statements as of and for the year ended June 30, 2009, management evaluated subsequent events through November 10, 2009 which is the date that such financial statements were issu (filed with the SEC).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

NOTE 3. PROPERTY

Property consists of the following:

	June 30, 2009	June 30, 2008

Property at cost	$ 37,500	$ 37,500

The properties were transferred at cost and were exchanged for common shares in Great Wall Builders, Ltd.

Note 4: RELATED PARTY TRANSACTIONS
As of June 30th, 2009, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $52,093 (June 30, 2008 - $ 52,120

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk

\that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our   president who is acting as principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president who is acting as our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the last 3 months period ended June 30th, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
19

Part 111

Item 10.	DIRECTORS,EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name                        Age                 Position
Tian Jia                     38                  CEO, CFO
Tian Su Hwa             67                  Secretary and Director

BUSINESS EXPERIENCE
The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

Tian Jia, aged 38, Manchurian ethnic majority, born in Shanxi Province, China. From 1982 to 1988, her family ran a cement factory that employed more than 2,000 workers in Shanxi Province, China. During this period, she began to observe the operation in her family's cement factory and developed an interest in the construction industry. From 1990 to 1994, she studied fluid Mechanics and business administration at Harbin University. From 1995 to 2000, she worked as a project manager at Harbin Construction Company specializing in solar system home construction. From 2004 to 2007, she worked as a real estate investment consultant and property manager at Sing Xia Yuan Group. From 2007 to Present, she is Chief Executive Officer and Chief Financial Officer of Great Wall Builders

Ltd., a publicly traded company in the United States. She devotes considerable time and resources for global charitable work and donations.

Tian Su Hua, aged 67, was born in Northeast China. She graduated with a Three Year Diploma of Accountancy in China. From 1964-1985, she hold several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China. From 1996-2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2007 to Present, she is the Secretary and director of Great Wall Builders Ltd, a publicly traded company in the United States.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

COMMITTEES OF THE BOARD OF DIRECTORS
Our board of director intends to establish an audit committee, a compensation committee, a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company; however, we have not yet established any such committees.

AUDIT COMMITTEE
Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence. (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three director on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.

COMPENSATION COMMITTEE
Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  We will have at least three director on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.

NORMINATING AND CORPORATE GOVERNANCE COMMITTEE
Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least three director on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.

CODE OF ETHICS
We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

COMPLIANCE WITH SECTION 16(A) OF THE ACT
Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are currently compliant.

Item 11.

OPTION GRANTS AND EXERCISES
There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN
We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

SUMMARY COMPENSATION TABLE
The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended June 30, 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tian Jia CEO and CFO	2009	$52,093(2)	0	0	0	0	0	$22,118(1)
Footnotes:
(1)	Housing, auto and other allowances.
(2)	Accrued salary payable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30,2009

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tian Jia CEO and CFO	-	-	-	-	-	-	-	-	-

COMPENSATION OF DIRECTORS
The table below summarizes all compensation of our directors as of June 30, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tian Su Hwa	-	-	-	-	-	-	-

NARRATIVE DISCLOSURE TO THE DIRECTOR COMPENSATION TABLE
We do not pay any compensation to our director(s) at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following is a table detailing the current shareholders of Great Wall Builders Ltd., owning 5% or more of the common stock, and shares owned by our directors and officers as of June 30, 2009

Title of Class          Beneficial Owner (1)       Beneficial Ownership     Percentage of Ownership (2)
Common Stock             Tian Jia                          476, 000                        9. 9%
Common Stock             Tian Su Hwa                  912, 000                        19%
Common Stock             Apple Solar (3)              720, 000                        15%
Common Stock             Valor Solar (3)              720, 000                        15%

(1)  All directors and executive officers as a group (two persons)
(2)  Based on the total of 4,800,000 outstanding common shares as of June 30th, 2009.
(3)  Tian Jia has sole voting and dispositive power of Apple Solar Co., & Valor Solar Co.,

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

(a) As of June 30th, 2009, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $52,093

DIRECTOR INDEPENDENCE
We are not subject to listing requirements of any national securities exchange(s) and, as a result, we are not at this time required to have our board comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30th	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$2,000	$1,500	$0	$0
2008	$3,500	$3000	$0	$0

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before a Registered Independent Auditors and tax Consultants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our entire board of directors); or

•
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on 08/26/2008).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on 08/26/ 2008
14.1	Code of Ethics ( filed herewith)
31.1	Section 302 Certification-Tian Jia ( filed herewith)
32.1	Section 906 Certification-Tian Jia ( filed herewith)

SIGNATURE:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Wall Builders Ltd.,

Tian Jia
By: Tian Jia
Chief Executive Officer & Chief Financial Officer

Date: November 10., 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tian Jia	Chief Executive Officer & Chief Financial Officer	Nov.10,2009