Form 10-Q
period 2009-09-30
Great Wall Builders Ltd.,
filed 2009-11-13
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of Sept. 30th, 2009

GREAT WALL BUILDERS Ltd.
Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheet	1
Condensed Statement of Operations	2
Condensed Statement of Cash Flows	3
Notes to Condensed financial Statements	4-7
Item 2. Management Discussion and Analysis of Financial Condition	7-9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Control and Procedures	10
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information
Item 6. Exhibit	10
Item 7. Signature	11

Great Wall Builders Ltd.
(A Development Stage Company)
Condensed Balance Sheet

	September 30,	June 30
	2009	2009
	(unaudited)

CURRENT ASSET
Cash	$17,242	$24,751
Total Current Assets	$17,242	$24,751

Properties	$37,500	$37,500

Total Assets	$54,742	$62,251
Liabilities and Stockholders’ Deficit
Liabilities

Accrued liabilities	$116,341	102,651
Total Liabilities	$116,341	102,651
Shareholders’ Deficit
Preferred stock 98,989,886 shares -0- authorized
Common stock 918,816,988 shares authorized: $0.0001 par value: 4,800,000 shares issued & outstanding	482	$482
Additional paid-in capital	63,018	$63,018
Deficit accumulated during development stage	(125,121)	$(103,900)
Total Stockholders’ Deficit	(61,620)	$(40,400)

Total Liabilities and Stockholder’s Deficit	$54,721	$62,251

The accompanying notes are an integral part of the financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	From Inception on November 3, 2007, through June 30 2009
	(unaudited)	(unaudited)
REVENUES		$26,860		$61,860

OPERATING EXPENSES
Executive Compensation	19,545			134,738
General and administrative	$1,676	8,620		31,022

Total Expenses	$21,221	8,620		165,760

PROFIT (LOSS) FROM OPERATIONS	$(21,221)	18,240		(103,900)

PROVISION FOR INCOME TAXES

NET PROFIT (LOSS)	$ (21,221)	18,240		(103,900)

NET LOSS PER SHARE: Basic & Diluted	$0.00	0.00	$	(0.02)
PROVISION FOR INCOME TAXES

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$4,800,00	4,640,526		$4,800,00

The accompanying notes are an integral part of the financial statements

Great Wall Builders Ltd.,
(A Development Stage Company)
Condensed Statement of Cash flows

			From
	Three	Three	Inception on
	Month Ended	Month Ended	(November 3, 2007)
	September 30, 2009	September 30, 2008	to June 30, 2009
	( un-audited)	( un-audited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (loss)	$(21,221)	18,240	$(103,900)
Changes in operating assets and liabilities:
Accounts receivable		26,860
Accrued liabiliies	$116,341		$102,651
Net Cash provided by (used) in Operating Activities	$137,562	(8,620)	$(1,249)
FINANCING ACTIVITIES	-		-

Proceeds from issuance of common stock	-		$26,000

Net Cash Used by Financing Activities	-		$26,000

CASH AT BEGINNING OF PERIOD	$24,751	20,000	20,000

CASH AT END OF PERIOD	$17,242	11,380	$24,751

Non-cash activities:
Stock issued for properties			$37,500

Great Wall Builders
( A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2009

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCRIPTION OF BUSINESS
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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.  In a development stage company, management devotes most of its activities to developing a market for its products and services. As at September 30, 2009, the Company generated $61,680 revenue and has accumulated losses of $103,900 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares, loans from officer and director and private equity funding. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations.

GOING CONCERN
The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $41,400 on June 30, 2009, which among other matters, raises  substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to thepoint at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements (consistingaccrued liabilities, and amounts due to related parties) for the fiscal year ending September  30, 2009. Therefore, the Company will be required to seek additional funds to finance its current and long-term operations.

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

USE OF ESTIMATES
The Company prepares its financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates fo accrued liabilities, realization of long-lived assets; estimating fair value associated with equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's cash and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.  Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Note 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued a new pronouncement related to “Subsequent Events”.  Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP.  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  The new pronouncement provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  The pronouncemnt is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively.  The Company adopted this pronsouncement during the year ended June 30, 2009 and it did not have a significant effect on the Company’s financial statements as of that date or for the year then ended.  In connection with preparing the accompanying unaudited condensed financial statements as of and for the quarter ended September 30, 2009, management evaluated subsequent events through November 13, 2009 which is the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  We adopted the FASB Accounting Standards Codification and the Hierarch of Generally Accepted Accounting Principles as of July 1, 2009  the adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

COMPANY OVERVIEW AND BUSINESS OPERATIONSOVERVIEW
Great Wall Builders Ltd., incorporated in Texas on November 3, 2007. We plan to provide affordable homes with solar integrated system in Texas. Growth and expansion opportunities have also been identified in other regions of the United States as well as in China. The need for affordable homes with solar integrated system in the United States is in great demand due to change of consumer preferences for smaller homes and rising energy costs. We plan to design and sell affordable homes and offer other innovative solar integrated system such as solar roof tiles, solar hot water heaters and solar photovoltaic systems. We expect to promote our affordable homes for American families with solar integrated features in the U.S. and China.

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate.Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have incurred a net loss of $21,221.00.

 RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Three month period ended September 30th, 2009 compared to the period from inception ( November 3, 2007) to June 30, 2009 Our net loss for the three-month period ended Sept. 30,2009 was $21,221 compared to a net loss of $103,900 during the period from inception (November 3, 2007) to June 30th 2009.  During the three-month period ended September 30th, 2009, we generated -0- in revenue. During the three-month period ended September 30, 2009, we incurred the general & administrative expense of $1,676.00 compared to $31,022.00 incurred during the period from inception (Novemeber 3, 2007) to June 30th, 2009. General and administrative expenses incurred during the three-month period ended September 30th, 2009 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings.

Our net loss during the three-month period ended September 30th, 2008 was $21,221 or $0.00 per share compared to a net loss of $103,900 or ($0.012) per share during the period from inception (November 3, 2007) to June 30th, 2009.

LIQUIDITY AND CAPITAL RESOURCES
As at the three-month period ended September 30th, 2009, our current assets were $17,242.00 and our total liabilities were $116,341.00 which resulted in a working capital negative of $99,099.00 As at the three-month period ended September 30th, 2009, current assets were comprised of $17,242.00 in cash compared to $24,751.00 in current assets at fiscal year ended June 30, 2009. Stockholders' Deficit increased from $40,440 for fiscal year ended June 30th, 2009 to $42,076 for the three-month period ended September 30th, 2009. As at the three-month period ended September 30th, 2009, our current assets were $17,242.00 and our total liabilities were $116,341.00 which resulted in a negative working capital of $99,099.00 Stockholders deficit increased from $40,400 for fiscal year ended June 30th, 2009 to $42,076 for the three-month period ended September 30th, 2009.

PLAN OF OPERATION AND FUNDING
Existing working capital, further advances and debt instruments, and anticipated cash flow are  expected to be adequate to fund our operations over the next 12 months.  We have no lines of credit or other  bank  financing  arrangements. Generally, we have financed operations to date through the  proceeds of the private placement of  equity  and debt  instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures  relating  to:(i) acquisition of building lots; (ii) architectural and engineering fees  (iii) international and domestic travel expenses (iv) our expansion plans in China’s market. We intend to finance these expenses with further issuances of securities,  and debt  issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES- Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our management has concluded that the current disclosure controls and procedures provide them with reasonable assurance that they are effective to provide them with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING-Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the quarterly period ended September 30th, 2009.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30tht, 2009.

Item 5.  OTHER INFORMATION
None.

Item 6. EXHIBITS
Exhibit 31.  Certification of Tian Jia pursuant to rule 13a-14a.
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

November 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer, Chief Financial Officer.