Form 10-Q
period 2009-12-31
Great Wall Builders Ltd.,
filed 2010-02-02
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31st, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-153182

Great Wall Builders Ltd.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of December 31st,2009

GREAT WALL BUILDERS Ltd.
Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet	1

Condensed Statement of Operations	2

Condensed Statement of Cash Flows	3

Notes to Condensed Financial Statements	4-6

Item 2. Management Discussion and Analysis of Financial Condition	7-8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Item 4. Control and Procedures	10

PART 11. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Securities Holders	10

Item 5. Other Information

Item 6. Exhibit	10

Item 7. Signature	11

Great Wall Builders Ltd.
(A Development Stage Company)
Condensed Balance Sheet

	December 31st	June 30th
	2009	2008
	(unaudited)	( audited)

CURRENT ASSET
Cash	$3,291	$24,751
Total Current Assets	$3,291	$24,751

Properties	$37,500	$37,500

Total Assets	$40,791	$62,251
LIABILITIES & SHAREHOLDER’S DEFICIT
Liabilities

Accrued liabilities	$126,286	102,651
Total Liabilities	$126,286	102,651
Stockholders’ Deficit
Preferred stock, $.0001 par value, 98,989,886 authorized, no shares issued and outstanding
Common stock 918,816,988 shares authorized: $0.0001 par value: 4,800,000 shares issued & outstanding	482	$482
Additional paid-in capital	63,018	$63,018
Deficit accumulated during development stage	(148,995)	$(103,900)
Total Stockholders’ Deficit	(85,495)	$(40,400)

Total Liabilities and Stockholder’s Deficit	$40,791	$62,251

The accompanying notes are an integral part of the financial statements

Great Wall Builders.
( A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended December 31st 2009	Three Months Ended December 31st 2008	Six Months Ended December 31st 2009	Six Months Ended December 31st 2008	From Inception on November 3,2007 Through June 30 2009

Revenue	$-	$21,000	$-	$47,86	$61,860

Operating Expenses

Executive Compensation	$19,545	$-0-	$39,090	$-0-	134,738

General & Administrative Expenses	$1,700	$6,431	$3,376	5,051	31,022

Net Profit ( Loss)	$21,245	$14,569	$42,466	$32,809	(103,900)

Net Profit ( Loss) Per Share	0.00	0.00	0.00	0.00	$(0.02)

Weighted Average Number of Shares Outstanding- Basic and Diluted	4,800,000	4,640,526	4,800,000	4,640,52	4,800,000

The accompanying notes are an integral part of the financial statements

Great Wall Builders Ltd.
( A Development Stage Company)
Condensed Statement of Cash Flows

			From Inception on
	Six Months Ended	Six Months Ended	(November 3, 2007)
	December 31st 2009	December 31st 2008	June 30th 2009
	( un-audited)	( un-audited)
OPERATING ACTIVITIES:

Net Profit (loss)	$(42,466)	18,240	$(103,900)
Changes in operating assets and liabilities:
Accounts receivable		26,860
Accrued liabilities	$$126,286		$102,651
Net Cash provided by in Operating Activities	$(168,752)	(8,620)	$(1,249)
FINANCING ACTIVITIES	-		-

Proceeds from issuance of common stock	-		$26,000

Net Cash provided by Financing Activities	-		$26,000

CASH AT BEGINNING OF PERIOD	$24,751	20,000	20,000

CASH AT END OF PERIOD	$3,291	11,380	$24,751

Non-cash activities:
Stock issued for properties			$37,500

The accompanying notes are an integral part of the financial statements

Great Wall Builders
( A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2009

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCRIPTION OF BUSINESS
Great Wall Builders Ltd. ( the “Company”) incorporated in Texas on November 3, 2007, we intend to provide affordable homes with solar integrated system in Texas. Growth and expansion opportunities have also been identified in other regions of the United States as well as in China. We have designed affordable homes and offer innovative solar integrated systems such as solar roof tiles, solar hot water heaters and solar photovoltaic systems. We intend to promote our affordable homes with solar integrated features in the U.S. and China.

The Company is a Development Stage Company, in a development stage company, management devotes most of its activities to developing a market for its products and services. As at December 31, 2009, the Company generated $61,680 revenue and has accumulated losses of $148,995 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares, loans from officer and director and private equity funding. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations.

GOING CONCERN
The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $148,995 on December 31, 2009, which among other matters, raises doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements (consisting accrued liabilities, and amounts due to related parties) for the fiscal year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its current and long-term operations.

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

USE OF ESTIMATE
The Company prepares its financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of accrued liabilities, realization of long-lived assets; estimating fair value associated with equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENT
The Company considers investments with original maturities of 90 days or less to be cash equivalents. At December 31, 2009 and June 30, 2009, respectively, the Company had no cash equivalents.

INCOME TAXES
The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

FAIR VALUE FINACIAL INSTRUMENTS
The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
(a) In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective

(b) September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

( c) In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

(d) In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2 – Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 2nd , 2010, the date the financial statements were issued.

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

COMPANY OVERVIEW AND BUSINESS OPERATIONSOVERVIEW
Great Wall Builders Ltd., ( the “company”) incorporated in Texas on November 3, 2007. We plan to provide affordable homes with solar integrated system in Texas. Growth and expansion opportunities have also been identified in other regions of the United States as well as in China. The need for affordable homes with solar integrated system in the United States is in great demand due to change of consumer preferences for smaller homes and rising energy costs. We plan to design and sell affordable homes and offer other innovative solar integrated system such as solar roof tiles, solar hot water heaters and solar photovoltaic systems. We expect to promote our affordable homes for American families with solar integrated features in the U.S. and China.

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

Three month period ended December 31st, 2009 compared to the period from inception ( November 3, 2007) to June 30, 2009 Our net loss for the six-month period ended December 31st,2009 was $42,446 compared to a net loss of $103,900 during the period from inception (November 3, 2007) to June 30th 2009.  During the three-month period ended September 30th, 2009, we generated -0- in revenue. During the six-month period ended December 31st, 2009, we incurred the general & administrative expense of $1,700 compared to $31,022 incurred during the period from inception (Novemeber 3, 2007) to June 30th, 2009. General and administrative expenses incurred during the six-month period ended December 31st, 2009 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings.

Our net loss during the six-month period ended December 31st, 2009 was $42,446 or -0- per share compared to a net loss of $103,900 or ($0.02) per share during the period from inception (November 3, 2007) to June 30th, 2009.

LIQUIDITY AND CAPITAL RESOURCES
As at the six-month period ended December 31st, 2009, our current assets were $3,291and our total liabilities were $126,286 which resulted in a working capital negative of $122,995 As at the six-month period ended December 31st, 2009, current assets were comprised of $3,291 in cash compared to $24,751.00 in current assets at fiscal year ended June 30, 2009. Stockholders' Deficit increased from $40,440 for fiscal year ended June 30th, 2009 to $85,495 for the six-month period ended December 31st, 2009. As at the six-month period ended December 31st, 2009, our current assets were $3,291 and our total liabilities were $126,286 which resulted in a negative working capital of $122,995 Stockholders deficit increased from $40,400 for fiscal year ended June 30th, 2009 to $85,495 for the six-month period ended December 31st , 2009.

PLAN OF OPERATION AND FUNDING
Anticipated loans from officer and director, existing working capital, further advances and debt instruments, and anticipated cash flow are  expected to be adequate to fund our operations over the next 12 months.  We have no lines of credit or other  bank  financing  arrangements. Generally, we have financed operations to date through the  proceeds of the private placement of  equity  and debt  instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures  relating  to:(i) acquisition of building lots; (ii) architectural and engineering fees  (iii) international and domestic travel expenses (iv) our expansion plans in China’s market. We intend to finance these expenses with further issuances of securities,  and debt  issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING-
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the quarterly period ended December 31st, 2009.

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

February 2nd, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia CEO/CFO