Form 10-Q
period 2010-03-31
Great Wall Builders Ltd.,
filed 2010-05-12
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31 , 2010

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

1-281-575-0636
(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]  No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [ x ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                        Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of March 31, 2010

GREAT WALL BUILDERS Ltd.
 Index

Page No.
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet	1

Condensed Statement of Operations	2

Condensed Statement of Cash Flows	3

Notes to Condensed Financial Statements	4-6

Item 2. Management Discussion and Analysis of Financial Condition	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Item 4. Control and Procedures	9

PART 11. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Securities Holders	9

Item 5. Other Information

Item 6. Exhibit	9

Item 7. Signature	10

ITEM 1 - FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
BALANCE SHEET

	March 31	June 30
	2010	2009
	(unaudited)	( audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$998	$24,751
		-
Total Current Assets	998	24,751

Land	37,500	37,500

TOTAL ASSETS	$38,498	$62,251

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Account payable and accrued liabilities	$145,531	$102,651

TOTAL CURRENT LIABILITIES	$145,531	$102,651

SHAREHOLDER’S DEFICIT
Pref pPreferred stock, $.0001 par value, 98,989,886 authorized, no shares issued and outstanding	--	--
ComcCommon stock, $.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Add Additional paid-in Capital	63,018	63,018
DefiDeficit accumulated during development stage	(170,533)	(103,900)
Tot Stockholder’s Deficit	(107,033)	(40,400)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$38,498	$62,251

The accompanying notes are an integral part of these financial statements

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF OPERATIONS
( unaudited)

					For the Period from
	For the three months		For the nine months		November 3, 2007
	ended		ended		(Inception) through
	March 31		March 31		March 31
	2010	2009	2010	2009	2010

Revenues	$-	$14,000	$-	$61,860	$61,860
Total revenue	-	14,000	-	61,860	61,860

Operating Expenses
General and administrative	1,993	6,385	7,997	21,436	39,020
Executive Compensation	$19,545	-	$58,635	-	$193,373

Total Operating Expenses	21,538	6,385	$66,632	21,436	232,393

INCOME (LOSS) FROM OPERATION	(21,538)	7,615	$66,632	40,424	(170,533))
PROVISION FOR INCOME TAX	-	-	-

NET INCOME (LOSS)	$(21,538)	$7,615	$(66,632)	$40,424	(170,533))
Income (loss) per share-basic and
Pdi diluted	0.00	0.00	(0.01)	0.00

Weighted average number of share outstanding –basic and Diluted	4,800,000	4,640,526	4,800,000	4,640,526	4,800,000

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
			from
	For the nine months ended		November 3, 2007 through
	March 31		March 31
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(66,632)	$40,424	$(170,533)
Adj
Changes in operating assets and Liabilities:
Accounts payable and accrued liabilities	$145,531	$42,880	$145,531
Net cash (used) provided by operating activities	$(209,535)	$(2,456)	$(25,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	26,000

CASH- BEGINNING OF PERIOD	$3,291	$26,809
CASH -END OF PERIOD	$998	$24,203

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			37,500
	-	-	-

The accompanying notes are an integral part of these financial statements

Great Wall Builders
A Development Stage Company
Notes to Condensed Financial Statements

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

As of March 31, 2010, the Company generated $61,860 revenue and has accumulated losses of $170,533 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares, loans from officer and director and private equity funding. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations.

GOING CONCERN
The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $170,533 on March 31,2010 which among other matters, raises doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements for the fiscal year ending March 31,2010. Therefore, the Company will be required to seek additional funds to finance its current and long-term operations.

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

BASIS OF PREPARATION

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ( “GAAP “) for interim Financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

USE OF ESTIMATE
The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers investments with original maturities of 90 days or less to be cash equivalents. At March 31, 2010 and June 30, 2009 respectively, the Company had no cash equivalents.

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

FAIR VALUE FINACIAL INSTRUMENTS
The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There is no impact relating to the adoption of ASC 820 to the Company’s financial statements.

The carrying amounts of the Company’s financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

NOTE 2 – Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12 , 2010, the date the financial statements were issued.

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

OVERVIEW
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

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our un-audited condensed consolidated financial statements for the nine months ended March 31, 2010 and 2009, which have been prepared in accordance with GAAP.
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are other readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

RESULTS OF OPERATION
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings and loans from officers and directors.

Three month period ended March 31 , 2010 compared to the period from inception ( November 3, 2007) to March 31,2010. Our net loss for the nine-month period ended March 31,2010 was $ 66,632 compared to a net loss of $170,533( during the period from inception (November 3, 2007) to March 31,2010.  During the three-month period ended March 31, 2010 we generated -0- in revenue. During the nine-month period ended March 31, 2010, we incurred the general & administrative expense of $7,997 compared to $39,020 incurred during the period from inception ( Novemeber 3, 2007) to March 31, 2010. General and administrative expenses incurred during the nine-month period ended March 31, 2010 were generally related to corporate overhead, legal and accounting, stock transfer agents and Edgar filings.

Our net loss during the nine-month period ended March 31,2010 was $66,632 or $0.01 per share compared to a net loss of $170,533 or $0.03 per share during the period from inception (November 3, 2007) to March 31,2010.

LIQUIDITY AND CAPITAL RESOURCES
As at the nine-month period ended March 31, 2010 our current assets were $998 and our total liabilities were $145,531 which resulted in a negative working capital of $144,533. Stockholders' Deficit increased from $40,440 for fiscal year ended June 30th, 2009 to $107,033 for the nine-month period ended March 31, 2010. As at the nine-month period ended March 31, 2010 because of continued loss.

PLAN OF OPERATION AND FUNDING
Anticipated loans from officer and director, existing working capital, further advances and debt instruments, and anticipated cash flow were  expected to be adequate to fund our operations over the next 12 months.  We have no lines of credit or other  bank  financing  arrangements. Generally, we have financed operations to date through the  proceeds of the private placement of  equity  and debt  instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures  relating  to: (i) acquisition of building lots; (ii) architectural and engineering fees  (iii) international and domestic travel expenses (iv) our expansion plans in China’s market. We intend to finance these expenses with further issuances of securities,  and debt  issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

OFF-BALANCE SHEET ARRANGEMENTS
As of and for the nine-months ended March 31, 2010, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ( the “exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING-
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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
 May 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, CEO/CFO