Form 10-K
period 2010-06-30
Great Wall Builders Ltd.,
filed 2010-09-24
CIK 1436624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[Mark One]

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

Commission File Number: 333-153182

Great Wall Builders Ltd.
(Exact name of registrant as specified in its charters)

Texas	71-1051037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2620 Fountainview, #115B Houston, Texas 77057 (Address of principal executive offices)

(281)- 575-0636   Fax: (281)-575-6983
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of June 30, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately  $2,366,400

The number of shares of Registrant’s common stock outstanding as of June 30, 2010 was 4,800,000

PART 1

		PAGE
Item 1:	Business	4-6
Item1A:	Risk Factors	6
Item 1B:	Unresolved Staff Comments	6
Item 2:	Properties	7
Item3:	Legal Proceedings	7
Item4:	Submission of Matters to Vote of Security Holders	7

PART 11:

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 6:	Selected Financial Data	9
Item7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item7A:	Quantitative and Qualitative Disclosures About Market Risk
Item8:	Financial statements and supplemental data	F1-F5
Item 9:	Changes In and Disagreements With Accountants and Accounting and Financial Disclosure	16
Item 9A:	Controls and Procedures	15
Item9B:	Other Information	16

PART 111:

Item10:	Director, Executive Officers and Corporate Governance	17
Item 11:	Executive Compensation	18-19
Item12:	Owners and Management and Related Stockholder Matters	20
Item13:	Certain Relationships and Related Transactions and Director Independence	20
Item14:	Principal Accountant Fees and Services	20

PART 1V:

Item15:	Exhibits, Financial Statement Schedules	21

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. As used in this annual report, the terms "we", "us", "our" and  the "Company"  mean Great Wall Builders Ltd. unless otherwise indicated.

OVERVIEW

Great Wall Builders Ltd. incorporated in Texas on November 3, 2007. We plan to provide affordable homes with solar integrated system in Texas. Growth and expansion opportunities have also been identified in other regions of the United States as well as in China. The need for affordable homes with solar integrated system in the United States is in great demand due to change of consumer preferences for smaller homes and rising energy costs. We plan to design and sell affordable homes and offer other innovative solar integrated system such as solar roof tiles, solar hot water heaters and solar photovoltaic systems. We expect to promote our affordable homes for American families with solar integrated features in the U.S. and China.

PRIMARY PRODUCTS

(A)	Affordable Homes in USA
We anticipate building affordable homes in Houston HOPE neighborhoods. Houston HOPE is the City Mayor’s initiative to reinvest in some of Houston’s historic neighborhoods through a combination of stabilization activities and by supporting locally-led community building activities. The goal of Houston HOPE is to build stronger neighborhoods that meet the needs of their current residents and are attractive to new families. As of June 30, 2010, the Houston HOPE is offering homebuyers up to $37,500 as down payment assistance for buying new or existing homes in HOPE neighborhoods. Both Homebuyers and we are benefiting from $37,500, the Houston HOPE down payment assistance program. In addition, the American Recovery and Reinvestment Act of 2009, a federal program, provides as much as $8,000 tax credit to qualified first-time homebuyers. We believe the federal and Houston’s economic stimulus incentives will motivated the first time home buyers to buy our affordable homes in HOPE neighborhoods. HOPE neighborhoods include these Houston neighborhoods and boundaries: Acres Homes, Denver Harbor, Fifth Ward, Independence Heights, Near Northside, Settlegast, Sunnyside, and Trinity Gardens.

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

(B) Affordable Homes in China

We anticipate forming partnerships and joint ventures with real estate developers, architects, building contractors, building materials suppliers, real estate brokers and banking institutions in China. We expect to build affordable homes in major cities in China. With our plans for expansion in China, we expect our operating expenses will increased substantially in 2011. In China, real estate developers generally have unsold inventory homes during economic downturns, we expect to acquire their unsold inventory homes using our equity and debt financing and resell these inventory homes to qualified buyers in China.

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

(E) Solar integrated roof tiles

Our solar integrated roof tiles consist of many shapes and sizes which offer a clean, unobtrusive look that’s especially pleasing to homeowners. These solar modules are quick and easy to integrate into the roof in the same manner as common, flat concrete tiles. They’re designed for weather blocking, with a water channel design similar to concrete tiles. Offering superior durability, they are resistant to moisture, impact and high winds. Our solar roof modules consist of an ideal combination of aesthetics, performance and ease of installation for a wide range of residential new construction.

MARKETING AND SALES

We market and sell our homes through independent real estate brokers. Independent real estate broker normally assisted prospective homebuyers for negotiations. Prospective homebuyers are typically first-time homebuyers who need assistances for sources of financing and other related matters.

COMPETITION

The homebuilding business is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate to building new single family homes that sell for less than $150,000 and duplexes that sell for less than $200,000 in these community redevelopment neighborhoods.

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complying with applicable building codes and zoning laws in our remodeling and building activities.

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

RESEARCH AND DEVELOPMENT

We plan to spend not less than $30,000 in research and development activities for the fiscal year ended June 30, 2011. Research and development activities related to solar roof tiles are one of the building trends in the United States and abroad.

EMPLOYEES

Most business activities to date have been undertaken by our Chief Executive Officer and other individuals retained on an independent contractor basis.

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

Item1A:   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B: UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2:  PROPERTIES

Our executive office is located at 2620 Fountainview, #115B, Houston, Texas 77057. We owned several residential lots in Houston, Texas.

Item 3:   LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year ended June 30,2010.

PART II

Item 5:   MARKET FOR REGISTRATNT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year ending June 30, 2010                            High                          Low
First Quarter                                                        $ 2.28       $ 1.00
Second Quarter                                                    $ 2.28       $ 1.00
Third Quarter                                                      $ 2.28       $ 1.00
Fourth Quarter                                                    $ 2.28       $ 1.20

Fiscal Year ending June 30, 2009                            High                        Low
First Quarter                                                       $ N/A       $ N/A
Second Quarter                                                   $ N/A       $ N/A
Third Quarter                                                     $ 3.62       $ 2.00
Fourth Quarter                                                   $ 2.00       $ 2.00

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

HOLDERS OF OUR COMMON STOCK

As of June 30, 2010, we had 4,800,000 shares of our common stock issued and outstanding, held by approximately 12 shareholders of record.

DIVIDEND

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2010.

Item 6:	SELECTED FINANCIAL DATA
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended June 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

We have financed operations to date through advanced funds from officer and director. In connection with our business plan, management anticipates increase in operating expenses and capital expenditures related to: (i) acquisition of building lots; (ii) domestic and international travel expenses (iii) civil engineering and architectural fees. (iv) other expenses related to our expansion plans. We intend to finance those expenses with issuances of securities or debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet our long-term operating requirements.

EXPENDITURES

We expect to spend approximately $750,000 in acquisition of  residential lots during the twelve-month period ending June 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend approximately $250,000 during the next twelve-months for general and administrative expenses, include but are not limited to civil engineer fees, architect fees, legal and professional fees, real estate sales commissions, advertising, public relations, domestic and international travel, salaries, and other general and administrative expenses.

GOING CONCERN

Our independent registered public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

COMPANY OVERVIEW AND BUSINESS OPERATIONS

Great Wall Builders Ltd., (OTCBB: GWBU.OB) is a home builder specializes in building affordable homes, solar energy homes, and installation of solar related home products. Changing in consumer preferences for smaller and affordable homes with solar feature create markets for our new homes. Advances in solar technologies, the relentless rise of conventional electricity prices, create additional markets for our “green” homes that save monthly electricity bills and preserve a better environment for our future generations.

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

For the year ended June 30, 2010 compared to the period from November 3, 2007 (Inception) to June 30, 2010. Our net loss for the year ended June 30 2010 was approximately $86,596 compared to a net loss of $47,342 during the period from November 3, 2007 (Inception) to June 30, 2009.  During the year ended June 30, 2010, we generated $-0- in revenues. During the year ended June 30, 2010, we incurred general and administrative expenses of $8,416 compared to $31,022 incurred during the period from November 3rd, 2007 (Inception) to June 30, 20010.

General and administrative expenses incurred during the year ended  June 30, 2010 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings, start-up expenses, housing and automobile allowances for officer. Our net loss during the year ended June 30, 2010 was $86,596 compared to a net loss of $47,342 during the period from November 3, 2007 (Inception) to June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2010, our current assets were $580 and our total liabilities were $165,076 which resulted in a negative working capital of $164,496.  For the year ended June 30, 2010 current assets were comprised of $580 in cash compared to $24,751 in cash at our fiscal year ended June 30, 2009. Due to the Company's discontinue of home improvement services and focus on locating available building lots for residential developments, available cash has been reduced to less than $1,000 as of the year ended June, 30 2010. The officer and directors have pledged to inject independent funding sources for the remaining  12 months on a as needed basis.

Stockholders' deficit increased from $40,400 for fiscal year ended June 30, 2009 to $126,996 for the year ended June 30, 2010. As at the twelve month period ended June 30, 2010, our total assets were $38,080 and our total liabilities were $165,076 which resulted in negative working capital of $164,496. The increase of stockholder's deficit primarily from accrued salaries payable to our officer .

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

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. The Company will recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 605, "Revenue Recognition".  In all cases, revenue is recognized when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  For the periods from November 3, 2007 (Inception) to June 30,2010, the Company recognized $61,680 in service revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Balance Sheet at June 30, 2010 and 2009.	F2
Statements of Operations for the Years Ended June 30, 2010 and 2009	F3
Statements of Shareholders' Deficit for the Years Ended June 30, 2010 and 2009	F4
Statements of Cash Flows for the Years Ended June 30, 2010 and 2009	F5
Notes to Financial Statements.	F6

Report of Independent Registered Public Accounting Firm

The Board of Directors
Great Wall Builders Ltd.:

We have audited the accompanying balance sheets of Great Wall Builders Ltd., ( the "Company") as of June 30, 2010 and 2009, stockholder's deficit and for the related statements of operations, cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010, and 2009 and the results of its operations and its cash flows for each of the years in the period ended June 30, 2010 and 2009 and for the period November 3, 2007 (Inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had stockholder’s deficit of approximately $126,996 at June 30, 2010. As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period November 3, 2007 (Inception) through June 30, 2010 then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California
September 24, 2010

F1

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
BALANCE SHEET

	June 30	June 30
	2010	2009
	( audited)	( audited)

ASSETS
CURRENT ASSETS
Cash	$580	$24,751

Total Current Assets	580	24,751

Property	37,500	37,500

TOTAL ASSETS	$38,080	$62,251

LIABILITIES AND STOCKHOLDER’S DEFICIT

Account payable and accrued liabilities	$165,076	$102,651

TOTAL LIABILITIES	$165,076	$102,651

STOCKHOLDER’S DEFICIT
Preferred Stock, $0.0001 par value, 98,989,886 authorized, no shares issued and outstanding
Common Stock, $0.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Additional Paid-in Capital	63,018	63,018
Deficit accumulated during development stage	(190,496)	(103,900)
Total Stockholders’ Deficit	(126,996)	(40,400)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$38,080	$62,251

The accompanying notes are an integral part of the financial statements

F2

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF OPERATIONS
for the period November 3, 2007 (Inception) through June 30, 2010

			From
			November , 2007
			(Inception) to
			June 30,
	2010	2009	2010

Revenues	$-	$61,860	$61,860

Operating Expenses
General and administrative	8,416	31,022	39,712
Executive compensation	78,180	78,180	212,918
Total operating expenses	86,596	109,202	252,630
Loss from operations	(86,596)	(47,342)	(190,496)
Provision for Income Tax	-	-	-
Net Loss	(86,596)	$(47,342)	(190,496)

Basic and diluted net loss per share	$0.02	$0.01	$0.04

Weighted average number of common shares outstanding - basic and diluted	4,800,000	4,800,000

The accompanying notes are an integral part of the financial statements

F3

GREAT WALL BUILDERS LTD.,
(Development stage company)
Statements of Stockholders’ Deficit
From Inception November 3, 2007 to June 30, 2010

	Common Shares	Par Value	Additional paid in Capital	Deficit accumulated during development Stage	Total Stockholders’ Deficit

Common stock issued for cash
	1,964,500	196	18,804		19,000

Common stock issued in exchange for property
	2,832,000	283	37,217		37,500

Common stock issued for cash
	3,500	3	6,997		7,000

Net loss				(103,900)	(103,900)

Balances at June 30, 2009	4,800,000	482	63,018	(103,900)	(40,400)

Net Loss				(86,596)	(86,596)
Balances at June 30,2010	4,800,000	$482	$63,018	$(190,496)	$(126,996)

The accompanying notes are an integral part of the financial statements

F4

GREAT WALL BUILDERS LTD.,
(Development Stage Company)
STATEMENTS OF CASH FLOWS
for the period November 3, 2007 (Inception) through June 30, 2010

			For the Period
			from November 3, 2007
			(Inception) to
			June 30
	2010	2009	2010

OPERATING ACTIVITIES:
Net loss	$(86,596)	$(47,342)	$(190,496)
	-	-
Changes in operating assets and Liabilities:
Account payable and accrued liabilities	62,425	52,093	165,076
Net cash used by operating activities	$(24,171)	$4,751	$ $(25,420)

	-	-	-

FINANCING ACTIVITIES:			26,000
Stock subscriptions Net (Decrease) Increase in Cash	(24,171)	4,751	(580)

CASH, BEGINNING OF PERIOD	$24,751	$20,000	-
CASH, END OF PERIOD	$580	$24,751	580

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			$37,500

The accompanying notes are an integral part of the financial statements

F5

GREAT WALL BUILDERS LTD.
(A development Stage Company)

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

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $190,496 as of June 30, 2010, which among other matters, raises  substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, short-term loans from officer and director.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes that its cash on hand and funds expected to be received from short term loans from officer and director, private investments  will be sufficient to meet its liquidity needs for the next twelve months. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalent accounts with financial institution insured by FDIC. As of June 30, 2010 and 2009, the Company did not have any cash equivalents outstanding.

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. The Company will recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 605, "Revenue Recognition".  In all cases, revenue is recognized when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised. There were no potentially dilutive common shares outstanding as of June 30, 2010 and 2009.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Note 3: PROPERTY

The properties consist of residential lots that were transferred at cost ( $37,500) and were exchanged for common shares in Great Wall Builders, Ltd.

Note 4: RELATED PARTY TRANSACTIONS

As of June 30, 2010, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $165,076.

Note 5: SUBSEQUENT EVENTS

As of September 20, 2010, our officer and director have advanced $2,000 to pay for the Company's annual audit fees.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None.

Item 9A: CONTROLS AND PROCEDURES

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

As of June 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our   president who is acting as principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president who is acting as our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the last 3 months period ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item9B: OTHER INFORMATION

None.

Part 111

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name                        Age                 Position
Tian Jia                     39                  CEO, CFO
Tian Su Hwa             68                  Secretary and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

Tian Jia, aged 39, Manchurian ethnic majority, born in Shanxi Province, China. From 1982 to 1988, her family ran a cement factory that employed more than 2,000 workers in Shanxi Province, China. During this period, she began to observe the operation in her family's cement factory and developed an interest in the construction industry. From 1990 to 1994, she studied fluid Mechanics and business administration at Harbin University. From 1995 to 2000, she worked as a project manager at Harbin Construction Company specializing in solar system home construction. From 2004 to 2007, she worked as a real estate investment consultant and property manager at Sing Xia Yuan Group. From 2007 to Present, she is Chief Executive Officer and Chief Financial Officer of Great Wall Builders Ltd., a publicly traded company in the United States. She devotes considerable time and resources for global charitable work and donations.

Tian Su Hua, aged 68, was born in Northeast China. She graduated with a Three Year Diploma of Accountancy in China. From 1964 to 1985, she hold several accounting jobs in China's private sectors. From 1985 to 1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China. From 1996 to 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2007 to Present, she is the Secretary and director of Great Wall Builders Ltd., a publicly traded company in the United States.

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

Item 11: EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2010.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended June 30, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tian Jia CEO	2009	$52,093	0	0	0	0	0	$22,118(1)	$78,180
CFO	2010	$78,180	0	0	0	0	0	0	$78,180
Footnotes: (1) Housing, auto and other allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tian Jia CEO, CFO	-	-	-		-	-	-	-	-	-

COMPENSATION OF DIRECTORS

The table below summarizes all compensation of our directors as of June 30, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tian Su Hwa	-	-	-	-	-	-	-

NARRATIVE DISCLOSURE TO THE DIRECTOR COMPENSATION TABLE
We do not pay any compensation to our director(s) at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following is a table detailing the current shareholders of Great Wall Builders Ltd., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2010.

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
(2)  Based on the total of 4,800,000 outstanding common shares as of June 30, 2010.
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

(a) As of June 30, 2010, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $165,076.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company’s annual financial statements for the years ended:

June 30, 2010	Audit Services	Audit Related Fees	Tax Fees	Other Fees
	$2,000	$1,950	$0	$0

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

PART IV

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Articles of Incorporation ( Incorporated by reference from our Registration Statement on Form S-1 filed on 08/26/2008).
3.2	Bylaws ( Incorporated by reference from our Registration Statement on Form S-1 filed on August 26,2008.
14.1	Code of Ethics ( filed herewith)
31.1	Section 302 Certification-Tian Jia ( filed herewith)
32.1	Section 906 Certification-Tian Jia ( filed herewith)
\
 SIGNATURE:

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Wall Builders Ltd.,

Tian Jia
By: Tian Jia
Chief Executive Officer & Chief Financial Officer

Date: September 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tian Jia	Chief Executive Officer & Chief Financial Officer	September 24, 2010