Form 10-Q
period 2010-09-30
Great Wall Builders Ltd.,
filed 2010-10-22
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of September 30, 2010.

GREAT WALL BUILDERS Ltd.
Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION
Item 1: Financial Statements
Condensed Balance Sheets	1
Condensed Statement of Operations	2
Condensed Statement of Cash Flows	3
Notes to Condensed Financial Statements	4-7
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3: Quantitative and Qualitative Disclosures about Market Risk	10
Item 4: Control and Procedures	10
PART 11. OTHER INFORMATION
Item 1: Legal Proceedings	10
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3: Defaults Upon Senior Securities	10
Item 4: Submission of Matters to a Vote of Securities Holders	10
Item 5: Other Information
Item 6: Exhibit	10
Item 7: Signature	11

Item 1: FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2010	2010
	(Un-audited)
Assets
Current Assets
Cash	$296	$580
Total Current Assets	296	580
Properties	37,500	37,500
TOTAL ASSETS	$37,796	$38,080

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$187,287	$165,076
Total Current Liabilities	187,287	165,076

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 98,989,886 shares
authorized; -0- shares issued and outstanding:	-	-
Common stock, $0.0001 par value, 918,816,988 shares
authorized; 4,800,000 shares issued and outstanding	482	482
Additional paid-in capital	63,018	63,018
Deficit accumulated during development stage	(212,991)	(190,496)
Total Stockholders’ Deficit	(149,491)	(126,996)

TOTAL LIABILITIES and STOCKHOLDERS’ DEFICIT	$37,796	$38,080

The accompanying notes are an integral part of the condensed financial statements.

GREAT WALL BUILDERS LTD.
(A Development Stage Company)
Condensed Statement of Operations (Un-audited)

	Three-months ended		November 3, 2007
	September 30,		(Inception) to
	2010	2009	September 30, 2010

REVENUES	$-	$-	$61,860

OPERATING EXPENSES
Executive compensation	19,545	19,545	232,463
General and administrative	2,950	1,676	42,388

Total Operating Expenses	22,495	21,221	274,851

LOSS FROM OPERATIONS	(22,495)	(21,221)	(212,991)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(22,495)	$(21,221)	$(212,991)

LOSS PER SHARE: Basic & Diluted	$(0.005)	$(0.004)	$(0.045)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	4,800,000	4,800,000	4,800,000

The accompanying notes are an integral part of the condensed financial statements.

GREAT WALL BUILDERS LTD.
(A Development Stage Company)
 Condensed Statement of Cash flows (Un-audited)

			November 3, 2007
	Three-months ended September 30,		(Inception) to
	2010	2009	September 30, 2010

OPERATING ACTIVITIES:
Net loss	$(22,495)	$(21,221)	$(212,991)
Changes in operating assets and liabilities:
Account payable and accrued liabilities	22,211	13,712	187,287
Net cash used in operating activities:	(284)	(7,509)	(25,704)

FINANCING ACTIVITIES:
Stock subscriptions	-	-	26,000
Net cash provided by financing activities:	-	-	26,000

Net increase (decrease) in cash	(284)	(7,509)	296
Cash at beginning of period	580	24,751	-
Cash at end of period	$296	$17,242	$296

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash financing activities
Stock issued for properties	$-	$-	$37,500

The accompanying notes are an integral part of the condensed financial statements.

GREAT WALL BUILDERS LTD.
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1- NATURE OF OPERATION

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

NOTE 2-GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $212,991 on September 30, 2010 which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements for the fiscal year ending June 30, 2011. Thereafter, the Company will be required to seek additional funds to finance its current and long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes that its cash on hand and funds expected to be received from officer and director will be sufficient to meet its liquidity needs for fiscal year ending 2011. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  The Company had no cash equivalent as of June 30, 2010 and September 30, 2010.

INCOME TAXES

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (FASB ASC 718) “Stock Compensation”.  As of September 30, 2010, the Company has not adopted a stock option plan and has not granted any stock options.

FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $187,287.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

NOTE 6-SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 22, 2010, the date the financial statements were issued.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

COMPANY OVERVIEW AND BUSINESS OPERATIONS OVERVIEW

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

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate .Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have incurred a net loss of $22,495.

RESULTS OF OPERATION

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Three-months period ended September 30, 2010 compared to the period from inception (November 3, 2007) to September 30, 2010 Our net loss for the three-months period ended September 30, 2009 was $22,495 compared to a net loss of $212,991 during the period from inception (November 3, 2007) to September 30, 2010.  During the three-months period ended September 30, 2010, we generated -0- in revenue. During the three-month period ended September 30, 2010, we incurred the general & administrative expense of $2,950 compared to $42,388 incurred during the period from inception (November 3, 2007) to September 30, 2010. General and administrative expenses incurred during the three-month period ended September 30, 2010 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings.

Our net loss during the three-months period ended September 30, 2010 was $22,495 or ($0.005) per share compared to a net loss of $212,991 or ($0.045) per share during the period from inception (November 3, 2007) to September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of the three-months period ended September 30, 2010, our current assets were $296 and our total liabilities were $187,287 which resulted in a working capital negative of $186,991.  As of the three-month period ended September 30, 2010, current assets were comprised of $296 in cash compared to $580 in current assets at fiscal year ended June 30, 2010. Stockholders' Deficit increased from $190,496 for fiscal year ended June 30, 2010 to $212,991 for the three-months period ended September 30, 2010. As of the three-month period ended September 30, 2010, our current assets were $296 and our total liabilities were $187,287 which resulted in a negative working capital of $186,991 and stockholders deficit increased from $190,496 for fiscal year ended June 30, 2010 to $212,991 for the three-month period ended September 30, 2010.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, advance from our officer and director, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances from our officer and director, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months.  We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advance from officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures  relating  to: (i) acquisition of building lots; (ii) architectural and engineering fees  (iii) international and domestic travel expenses (iv) our expansion plans in China’s market. We intend to finance these expenses with further issuances of securities, advance from our officer and director. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

Item 4:  CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Item 1:   LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

Item 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2010.

Item 3:  DEFAULTS UPON SENIOR SECURITIES
None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2010.

Item 5:  OTHER INFORMATION

None.

Item 6: EXHIBITS

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

Great Wall Buillders Ltd.
 /s/ Tian Jia,

By: Tian Jia, Chief Executive Officer/Chief Financial Officer

October 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer, Chief Financial Officer.