Form 10-Q
period 2010-12-31
Great Wall Builders Ltd.,
filed 2011-02-22
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of December 31, 2010

GREAT WALL BUILDERS Ltd.

Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION
Item 1: Financial Statements
Condensed Balance Sheets	3
Condensed Statement of Operations	4
Condensed Statement of Cash Flows	5
Notes to Condensed Financial Statements	6-8
Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations	8-10
Item 3: Quantitative and Qualitative Disclosures about Market Risk	10
Item 4: Control and Procedures	10
PART 11. OTHER INFORMATION
Item 1: Legal Proceedings	10
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3: Defaults Upon Senior Securities	10

Item 5: Other Information
Item 6: Exhibit	10

PART 1: FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(Un-audited)
ASSETS
Current Assets
Cash	$253	$580
Total Current Assets	253	580
Properties	37,500	37,500
TOTAL ASSETS	$37,753	$38,080

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$207,804	$165,076
Total Current Liabilities	207,804	165,076

Stockholders?Deficit
Preferred stock, $0.0001 par value, 98,989,886 shares
authorized; -0- shares issued and outstanding:	-	-
Common stock, $0.0001 par value, 918,816,988 shares
authorized; 4,800,000 shares issued and outstanding	482	482
Additional paid-in capital	63,018	63,018
Deficit accumulated during development stage	(233,551)	(190,496)
Total Stockholders?Deficit	(170,051)	(126,996)

TOTAL LIABILITIES and STOCKHOLDERS?DEFICIT	$37,753	$38,080

The accompanying notes are an integral part of the condensed financial statements.

Great Wall Builders.

( A Development Stage Company)

Condensed Statements of Operations ( un-audited)

	Three Months Ended December 31st 2010	Three Months Ended December 31st 2009		Six Months Ended December 31st 2010	Six Months Ended December 31st 2009		From Inception on November 3,2007 Through June 30 2009

Revenue	$-	$		$-	$		$61,860

Operating Expenses

Executive Compensation	$19,545		$19,545	$39,090		$39,090	252,008

General & Administrative Expenses	$1,015		$1,700	$3,965		3,375	43,403

Total Operating Expenses	$20,560		$21,245	$43,055		$42,465	295,441

Loss From Operations	$(20,560)		$ (21,245)	$(43,055)		$ (42,465)	(233,551)

Net Profit ( Loss) Per Share	0.00		0.00	0.00		0.00	$(0.02)

Weighted Average Number of Shares Outstanding- Basic and Diluted	4,800,000		4,640,526	4,800,000		4,640,526	4,800,000

The accompanying notes are an integral part of the financial statements

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

　Condensed Statement of Cash flows (Un-audited)

					November 3, 2007
	Six-Months ended December 31,				(Inception) to
	2010		2009		December 31, 2010

OPERATING ACTIVITIES:
Net loss		$(43,055)		$(42,466)	$(233,551)
Changes in operating assets and liabilities:
Account payable and accrued liabilities		42,728		21,006	181,804
Net cash used in operating activities:		(327)		(21,460)	(51,474)

FINANCING ACTIVITIES:
Stock subscriptions		-		-	26,000
Net cash provided by financing activities:		-		-	26,000

Net increase (decrease) in cash		(327)		(21,460)	(25,747)
Cash at beginning of period		580		24,751	26,000
Cash at end of period		$253		$3,291	$253

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash financing activities
Stock issued for properties	$		$		$37,500

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

NOTE 2-GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $233,551 on December 31, 2010, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements for the fiscal year ending June 30, 2011. Thereafter, the Company will be required to seek additional funds to finance its current and long-term operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.　　The Company had no cash equivalent as of December 31, 2010.

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

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (FASB ASC 718) "Stock Compensation". 　As of December 31, 2010, the Company has not adopted a stock option plan and has not granted any stock options.

FINANCIAL INSTRUMENTS

The carrying value of the Company financial instruments approximates their fair value because of the short maturity of these instruments.

NOTE 4 ?RELATED PARTY TRANSACTIONS

As of December 31, 2010, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $207,804.

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

NOTE 6-SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 21, 2011, the date the financial statements were issued.

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

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate .Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have incurred a net loss of $20,560.

RESULTS OF OPERATION

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Three-months period ended December 31, 2010 compared to the period from inception (November 3, 2007) to December 31, 2010 Our net loss for the three-months period ended December 31, 2010 was $20,560 compared to a net loss of $233,551 during the period from inception (November 3, 2007) to December 31,

2010.　　During the three-months period ended December 31, 2010, we generated -0- in revenue. During the three-month period ended December 31, 2010, we incurred the general & administrative expense of $1,015 compared to $43,403 incurred during the period from inception (November 3, 2007) to December 31, 2010. General and administrative expenses incurred during the three-month period ended December 31, 2010 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings.

Our net loss during the three-months period ended December 31, 2010 was $20,560 or ($0.00) per share compared to a net loss of $233,551 or ($0.049) per share during the period from inception (November 3, 2007) to December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of the three-months period ended December 31, 2010, our current assets were $253 and our total liabilities were $207,804 which resulted in a working capital negative of $207,551.　　As of the three-month period ended December 31, 2010, current assets were comprised of $253 in cash compared to $580 in current assets at fiscal year ended June 30, 2010.　Stockholders' Deficit increased from $190,496 for fiscal year ended June 30, 2010 to $233,551 for the three-months period ended December 31, 2010.

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

Existing working capital, further advances from our officer and director, and anticipated cash flow are　expected to be adequate to fund our operations over the next 12 months.　　We have no lines of credit or other　bank　financing　arrangements. Generally, we have financed operations to date through the　proceeds of the private placement of　equity　and advance from officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures　　relating　　to:

(i) acquisition of building lots; (ii) architectural and engineering fees　　(iii) international and domestic travel expenses (iv) our expansion plans in China market. We intend to finance these expenses with further issuances of securities,　advance from our officer and director. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

Item 2:　　UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarterly period ended December 31, 2010.

Item 3:　 DEFAULTS UPON SENIOR SECURITIES

None

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

February 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer, Chief Financial Officer.