Form 10-Q/A
period 2010-03-31
Great Wall Builders Ltd.,
filed 2011-03-28
CIK 1436624

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of March 31, 2010

Explanation Note:

This Amendment No. 1 on Form 10-Q/A includes supplementary disclosures to the registrant Form 10-Q/A filed with the US Securities and Exchange Commission on May 12, 2010 . The reasons for filing this Amendment No: 1 on Form 10-Q/A is providing revised disclosures of the Section (301) Certification. This amendment No: 1 does not reflect any changes that may have occurred subsequent to the original filing and the initial filing remain unchanged and are not restated herein.