Form 10-K/A
period 2010-06-30
Great Wall Builders Ltd.,
filed 2011-03-29
CIK 1436624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

(Registrant telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] 　No [ 　　]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [　　]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [　 ] No [X]

As of June 30, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,366,400

The number of shares of Registrant common stock outstanding as of June 30, 2010 was 4,800,000

Explanation Note:

This Amendment No. 1 on Form 10-K/A includes supplementary disclosures to the registrant Form 10-K filed with the US Securities and Exchange Commission on September 24, 2010. The reasons for filing this Amendment No: 1 on Form 10-K/A are providing supplementary disclosures of the original filing. These supplemental disclosures include Item 1: Business; Item 2: Properties; Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations; Item 9A: Controls and Procedures; Item 12: Owners and Management and Related Stockholder Matter; and revised section 302 certification. This amendment No: 1 does it reflect any changes that may have occurred subsequent to the original filing, the other Items in the Initial Filing remain unchanged and are not restated herein.

PART 1

		PAGE
Item 1:	Business	4-6
Item 1A:	Risk Factors	6
Item 1B:	Unresolved Staff Comments	6
Item 2:	Properties	7
Item 3:	Legal Proceedings	7
Item 4:	Submission of Matters to Vote of Security Holders	7

PART 11:

Item 5:	Market for Registrant Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 6:	Selected Financial Data	9
Item 7:	Management Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial statements and supplemental data	F1-F5
Item 9:	Changes In and Disagreements With Accountants and Accounting and Financial Disclosure	16
Item 9A:	Controls and Procedures	15
Item 9B:	Other Information	16

PART 111:

Item 10:	Director, Executive Officers and Corporate Governance	17
Item 11:	Executive Compensation	18-19
Item 12:	Owners and Management and Related Stockholder Matters	20
Item 13:	Certain Relationships and Related Transactions and Director Independence	20
Item 14:	Principal Accountant Fees and Services	20

PART IV:

Item 15:	Exhibits, Financial Statement Schedules	21

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The safe harbors of forward-looking statements provided by Section 21E of the exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "GWBU" mean " Great Wall Builders Ltd.," unless otherwise indicated.

PART 1

Item: 1 BUSINESS

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

PRIMARY PRODUCTS

(A) Affordable Homes In USA

We anticipate building affordable homes in Houston HOPE neighborhoods. Houston HOPE is the City Mayor initiative to reinvest in some of Houston historic neighborhoods through a combination of stabilization activities and by supporting locally-led community building activities. The goal of Houston HOPE is to build stronger neighborhoods that meet the needs of their current residents and are attractive to new families. As of June 30, 2010, the Houston HOPE is offering homebuyers up to $37,500 as down payment assistance for buying new or existing homes in HOPE neighborhoods. Both Homebuyers and we are benefiting from $37,500, the Houston HOPE down payment assistance program. In addition, the American Recovery and Reinvestment Act of 2009, a federal program, provides as much as $8,000 tax credit to qualified first-time homebuyers. We believe the federal and Houston economic stimulus incentives will motivated the first time home buyers to buy our affordable homes in HOPE neighborhoods. HOPE neighborhoods include these Houston neighborhoods and boundaries: Acres Homes, Denver Harbor, Fifth Ward, Independence Heights, Northside, Settlegast, Sunnyside, and Trinity Gardens.

We believe American families need homes and shelters in every major cities and States. With the support of federal, state and cities economic grants and incentives, we believe we can fulfilled the American dreams of homeownership by building affordable homes. We need the support of federal, state and cities economic stimulus grants to fulfill the dream of homeownership for every American families.

Housing markets across the United States have experienced a prolonged downturn due to a persistent oversupply of homes available for sale and weak consumer demand for housing. Since 2008, a generally poor economic and employment environment as well as turbulence in credit markets have worsened these conditions. Although housing affordability has been at historically high levels in the past few years due to lower selling prices and relatively low residential consumer mortgage interest rates, the negative supply and demand dynamics for the homebuilding industry during the present housing downturn have influenced our business operations.

For the fiscal year ended June 30, 2010, we have submitted our proposal to acquired residential lots from the Houston HOPE program but we have not yet received any positive responses from LARA. Houston HOPE houses are built by local builders who have contracted with the Land Assemblage Redevelopment Authority ( LARA) ; it is a part of City redevelopment agency that oversee the sale of city owned residential lots to qualified builders. Builders who qualified to purchase residential lots from the Land Assemblage Redevelopment Authority can get a substantial discounts for residential lots. As part of the consideration for discounted prices, City of Houston imposed conditions required builders to construct new homes in the HOPE neighborhoods within a certain time periods. We believe residential lots acquired from the other sources may be more suitable for us. The recent downturn of the real estate market and the flood of foreclosure homes have affected many home builders in the building industry. Financial institutions have tightened their lending policies; potential buyers for new homes are increasingly more difficult to obtain financing. These worst factors had caused us to adjust our business plans. We have evaluated other alternative building opportunities in other neighborhoods in the City of Houston and surrounding counties. Residential neighborhoods in Fort Bend County may have a better prospect for appreciation, retention in value, and easier for resale for new home constructions. Financial institutions are more receptive for mortgage applicants in Fort Bend County.

(B) Affordable Homes in China

We anticipate forming partnerships and joint ventures with real estate developers, architects, building contractors, building materials suppliers, real estate brokers and banking institutions in China. We expect to build affordable homes in major cities in China. With our plans for expansion in China, we expect our operating expenses will increased substantially in 2011. In China, real estate developers generally have unsold inventory homes during economic downturns, we expect to acquire their unsold inventory homes using our equity and debt financing and resell these inventory homes to qualified buyers in China. For the fiscal year ended June 30, 2011, we have held a series of discussions with selected builders, real estate developers and real estate agents in China.Building affordable homes in China is still one of our business plans to enter the real estate market in China.

SECONDARY PRODUCTS

We expect to offer the following solar related products as part of our solar integrated system home. We intend to offer these solar integrated systems as upgrades only.

(C) Solar Water Heaters

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

(E) Solar integrated roof tiles

Our solar integrated roof tiles consist of many shapes and sizes which offer a clean, unobtrusive look that is especially pleasing to homeowners. These solar modules are quick and easy to integrate into the roof in the same manner as common, flat concrete tiles. They are designed for weather blocking, with a water channel design similar to concrete tiles. Offering superior durability, they are resistant to moisture, impact and high winds. Our solar roof modules consist of an ideal combination of aesthetics, performance and ease of installation for a wide range of residential new construction.

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

We also face competition from existing resale homes and, to a lesser extent, condominiums and rental housing. Competition among local homebuilders are based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Local builders of new homes compete not only for homebuyers, but also for quality of construction and workmanship, locations, financing, raw materials and skilled subcontractors.

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complying with applicable building codes and zoning laws in our remodeling and building activities. As of June 30, 2010, compliance with such ordinances and related matters has not materially affected our operations, although it may do so in the future.

INTELLECTUAL PROPERTIES

We intend to assert our rights under trade secret, unfair competition, trademark, patent, and copyright laws to protect all our future intellectual properties including our trademarks. We believe our trademark has substantial proprietary values in the future. It is based on red color with ornaments and centered with a dragon. The dragon was a distinctive symbol of Manchurian noble families and artisans, a heritage in which we are a part.

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

AVAILABLE INFORMATION

We file annual, quarterly and current 8-K reports, and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC web site at http://www.sec.gov. You may also read and copy any document we file at the SEC public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A: RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B: UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2: PROPERTIES

Our executive office is located at 2620 Fountainview, #115B, Houston, Texas 77057. As of June 30, 2010, we owned three residential lots in Houston, Texas.

Item 3: LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company interest.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year ended June 30,2010.

PART II

Item 5: MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board ("OTCBB"). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol "GWBU.OB."

For the periods indicated, the following table presents the range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board during the quarter being reported. Prices below reflect inter dealer prices, without retail write up, write down or commission and may not represent actual transactions.

Fiscal Year ending June 30, 2010

	High	Low
First Quarter	$2.28	$1.00
Second Quarter	$2.28	$1.00
Third Quarter	$2.28	$1.00
Fourth Quarter	$2.28	$1.20

Fiscal Year ending June 30, 2009

	High	Low
First Quarter	$N/A	$N/A
Second Quarter	$N/A	$N/A
Third Quarter	$3.62	$2.00
Fourth Quarter	$2.00	$2.00

PENNY STOCK

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker or dealer duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK

As of June 30, 2010, we had 4,800,000 shares of our common stock issued and outstanding, held by approximately 12 shareholders of record.

DIVIDEND

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of director.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2010.

SELECTED FINANCIAL STATEMENTS

Item 6: We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW AND BUSINESS OPERATIONS

Great Wall Builders Ltd., (OTCBB: GWBU.OB) is a home builder specializes in building affordable homes, solar energy homes, and installation of solar related home products. Changing in consumer preferences for smaller and affordable homes with solar feature create markets for our new homes. Advances in solar technologies, the relentless rise of conventional electricity prices, create additional markets for our "green" homes that save monthly electricity bills and preserve a better environment for our future generations. Our management believes that affordable homes and solar homes will be the next building trend in the United States and abroad. We already identified affordable building sites in Houston HOPE neighborhoods. In addition, we intend to offer affordable homes and solar homes in China.

RESULTS OF OPERATION

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans, and advanced funds from officer and director.

For the year ended June 30, 2010 compared to the period from November 3, 2007 (Inception) to June 30, 2010. Our net loss for the year ended June 30 2010 was approximately $86,596 compared to a net loss of $103,900 during the period from November 3, 2007 (Inception) to June 30, 2009. During the year ended June 30, 2010, we generated $-0- in revenues. During the year ended June 30, 2010, we incurred general and administrative expenses of $8,416 compared to $31,022 incurred during the period from November 3rd, 2007 (Inception) to June 30, 20010.

General and administrative expenses incurred during the year ended June 30, 2010 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings, start-up expenses, housing and automobile allowances for officer. Our net loss during the year ended June 30, 2010 was $86,596 compared to a net loss of $103,900 during the period from November 3, 2007 (Inception) to June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2010, our current assets were $580 and our total liabilities were $165,076 which resulted in a negative working capital of $164,496. For the year ended June 30, 2010, current assets were comprised of $580 in cash compared to $24,751 in cash at our fiscal year ended June 30, 2009. Due to the Company discontinue of home improvement services and focus on locating available building lots for residential developments, available cash has been reduced to less than $1,000 as of the year ended June, 30 2010. The officer and director have pledged to inject independent funding sources for the remaining 12 months on a as needed basis.

We expect to spend approximately $750,000 in acquisition of residential lots during the twelve-month period ending June 30, 2011. The average price per lot in the targeted area is approximately $15,000. Based on this projected estimation, we could acquired 50 lots for our proposed building plan. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans, and advanced funds from our officer and director.

Stockholders deficit increased from $40,400 for fiscal year ended June 30, 2009 to $126,996 for the year ended June 30, 2010. As at the twelve month period ended June 30, 2010, our total assets were $38,080 and our total liabilities were $165,076 which resulted in negative working capital of $164,496. The increase of stockholder's deficit primarily from accrued salaries payable to our officer. The terms of the accrued salary payable to our officer is due on demand and it will paid once the Company generate revenues.

We have not identified any suitable residential lots for purchase in the targeted HOPE neighborhoods. We were looking for alternative building opportunities in surrounding counties in the City of Houston. As of June 30, 2010, due to the changing real estate market conditions and tightening of lending policies by financial institutions, we may reassessed our plans for capital expenditures and our projected general and administrative expenses. Any deficiencies in general and administrative expenses will be covered from advanced funds by our director and officer. The Company has been continuing its effort to seek additional funding from equity /debt financing, merger/acquisition and short or long-term financing alternatives.

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

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. The Company will recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 605, "Revenue Recognition". In all cases, revenue is recognized when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. For the periods from November 3, 2007 (Inception) to June 30, 2009, the Company generated $61,680 in revenues. We have generated -0- revenue for the fiscal year ended on June 30, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1)Transfers in and out of Levels 1 and 2.A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.2)Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1)Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2)Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Item 7A:　　QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8:　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

Great Wall Builders Ltd :

We have audited the accompanying balance sheets of Great Wall Builders Ltd., ( the "Company") as of June 30, 2010 and 2009, stockholder deficit and for the related statements of operations, cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company's Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had stockholder deficit of approximately $126,996 at June 30, 2010. As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company ability to continue as a going concern. Management plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Anton & Chia, LLP

Newport Beach, California

September 24, 2010

F1

GREAT WALL BUILDERS LTD.,

(Development Stage Company)

BALANCE SHEET

	June 30	June 30
	2010	2009
	( audited)	( audited)

ASSETS
CURRENT ASSETS
Cash	$580	$24,751

Total Current Assets	580	24,751

Property	37,500	37,500

TOTAL ASSETS	$38,080	$62,251

LIABILITIES AND STOCKHOLDER DEFICIT

Account payable and accrued liabilities	$165,076	$102,651

TOTAL LIABILITIES	$165,076	$102,651

STOCKHOLDER DEFICIT
Preferred Stock, $0.0001 par value, 98,989,886 authorized, no shares issued and outstanding
Common Stock, $0.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Additional Paid-in Capital	63,018	63,018
Deficit accumulated during development stage	(190,496)	(103,900)
Total Stockholder Deficit	(126,996)	(40,400)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$38,080	$62,251

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

The accompanying notes are an integral part of the financial statements

 F3

GREAT WALL BUILDERS LTD.,

(Development stage company)

Statements of Stockholders Deficit

	Common Shares	Par Value	Additional paid in Capital	Deficit accumulated during development Stage	Total Stockholder Deficit

Common stock issued for cash
	1,964,500	196	18,804		19,000

Common stock issued in exchange for property
	2,832,000	283	37,217		37,500

Common stock issued for cash
	3,500	3	6,997		7,000

Net loss				(103,900)	(103,900)

Balances at June 30, 2009	4,800,000	482	63,018	(103,900)	(40,400)

Net Loss				(86,596)	(86,596)
Balances at June 30,2010	4,800,000	$482	$63,018	$(190,496)	$(126,996)

The accompanying notes are an integral part of the financial statements

F4

GREAT WALL BUILDERS LTD.,

(Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			from November 3, 2007
			(Inception) to
			June 30
	2010	2009	2010

OPERATING ACTIVITIES:
Net loss	$(86,596)	$(47,342)	$(190,496)
	-	-
Changes in operating assets and Liabilities:
Account payable and accrued liabilities	62,425	52,093	165,076
Net cash used by operating activities	$(24,171)	$4,751	$(25,420)

	-	-	-

FINANCING ACTIVITIES:			26,000
Stock subscriptions Net (Decrease) Increase in Cash	(24,171)	4,751	(580)

CASH, BEGINNING OF PERIOD	$24,751	$20,000	-
CASH, END OF PERIOD	$580	$24,751	580

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			$37,500

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company expects to fund itself in the next twelve months by the sale of common shares, loans from officer and director and private equity funding. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $190,496 as of June 30, 2010, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, short-term loans from officer and director.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

Note 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1)Transfers in and out of Levels 1 and 2.A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.2)Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1)　Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2)　Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None.

Item 9A: CONTROLS AND PROCEDURES

In connection with the preparation of this annual report, an evaluation was carried out by the Company management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of June 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company management concluded, as of the end of the period covered by this report, that the Company disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).Internal control over financial reporting includes those policies and procedures that: Pertaining to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting.?A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify a material weakness, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of the Company registered public accounting firm regarding internal control over financial reporting. Management report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the period ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B: OTHER INFORMATION

None.

Part III

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

Tian Su Hua 　　　　　　　　　　68 　　　　　　　　　　　　　 　　　Secretary and Director

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

Tian Su Hua, aged 68, was born in Northeast China. She graduated with a Three Year Diploma of Accountancy in China. From 1964 to 1985, she hold several accounting jobs in China private sectors. From 1985 to 1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China. From 1996 to 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2007 to Present, she is the Secretary and director of Great Wall Builders Ltd., a publicly traded company in the United States.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1. any bankruptcy petition filed by or against any business of which such person was a general partner executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding ( excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction ( in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Jia CEO/CFO	2009	56,062	-0-	-0-	-0-	-0-	-0-	$22,118	$78,180
	2010	78,180	-0-	-0-	-0-	-0-	-0-	-0-	$78,180

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of June 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following is a table detailing the current shareholders of Great Wall Builders Ltd., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2010.

Title of Class	Beneficial Owner (1)	Beneficial Ownership	Percentage of Ownership
Common Stock	Tian Jia 13007 Greenway Chase Ct, Houston, Texas 77072	476,000	9.9%
Common Stock	Tian Su Hua 12520 A1 Westheimer #138 Houston, Texas 77077	912,000	19%
Common Stock	Apple solar (3) 13007 Greenway Chase Ct., Houston, Texas 77072	720,000	15%
Common Stock	Valor Solar (3) 13007 Greenway Chase Ct., Houston, Texas 77072	720,000	15%

(1) All director and executive officer as a group (two persons)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

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

PART IV

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Articles of Incorporation ( Incorporated by reference from our Registration Statement on Form S-1 filed on 08/26/2008).
3.2	Bylaws ( Incorporated by reference from our Registration Statement on Form S-1 filed on August 26,2008
14.1	Code of Ethics ( Incorporated by reference from our Form 10K filed on September 24, 2010)
31.1	Section 302 Certification, Tian Jia ( filed herewith)
32.1	Section 906 Certification, Tian Jia

SIGNATURE:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2011

/s/ Tian Jia

Tian Jia

Title: Chief Executive Officer/ Chief Financial Officer / Principal Financial Officer

/s/ Tian Su Hua

TIAN Su Hua

Title: Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2011

/s/ Tian Jia

Tian Jia

Title: Chief Executive Officer/ Chief Financial officer / principal financial Officer

/s/ Tian Su Hua

TIAN Su Hua/ Director

Title: Director