Form 10-Q
period 2011-03-31
Great Wall Builders Ltd.,
filed 2011-04-25
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of March 31, 2011.

GREAT WALL BUILDERS Ltd.

Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6-7

Item 2. Management Discussion and Analysis of Financial Condition	8-9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Control and Procedures	10

PART 11. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Securities Holders	10

Item 5. Other Information

Item 6. Exhibit	10

Item 7. Signature	11

PART 1: FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.,

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31	June 30
	2011	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$512	$580
		-
Total Current Assets	512	580

Land	37,500	37,500

TOTAL ASSETS	$38,012	$38,080

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Account payable and accrued liabilities	$228,348	$165,076

TOTAL CURRENT LIABILITIES	$228,348	$165,076

SHAREHOLDERS' DEFICIT
Pref Preferred stock, $0.0001 par value, 98,989,886 authorized, no shares issued and outstanding	--	--
Co Common stock, $0.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Ad Additional paid-in Capital	63,018	63,018
De Deficit accumulated during development stage	(253,836)	(190,496)
To Stockholder’s Deficit	(190,336)	(126,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,012	$38,080

The accompanying notes are an integral part of these financial statements

GREAT WALL BUILDERS LTD.,

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					For the Period from
	For the three months		For the nine months		November 3, 2007
	ended		ended		(Inception) through
	March 31		March 31		March 31
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$61,860
Total revenue					61,860

Operating Expenses
General and administrative	740	1,993	4,705	7,997	44,143
Executive Compensation	19,545	19,545	58,635	58,635	271,553

Total Operating Expenses	20,285	21,538	$63,340	$66,632	315,696

LOSS FROM OPERATION	(20,285)	(21,538)	$63,340	$66,632	(253,836)
PROVISION FOR INCOME TAX	-	-	-

NET INCOME (LOSS)	$(20,285)	$(21,538)	$(63,340)	$(66,632)	(253,836)
Income (loss) per share-basic and
Pd diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of share outstanding –basic and diluted	4,800,000	4,800,000	4,800,000	4,800,000

The accompanying notes are an integral part of the condensed financial statements

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

　Condensed Statement of Cash flows

(un-audited)

			For the Period
			from
	For the nine months ended		November 3, 2007 through
	March 31		March 31
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(63,340)	$(66,632)	$(253,836)
Ad
Changes in operating assets and Liabilities:
Accounts payable and accrued liabilities	63,272	42,876	228,348
Net cash (used) provided by operating activities	(68)	(23,753)	(25,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	26,000
Net Increase ( decrease) in cash	(68)	(23,753)	512
CASH- BEGINNING OF PERIOD	580	3,291
CASH -END OF PERIOD	$512	$998	$512

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			37,500
	-	-

The accompanying notes are an integral part of these condensed financial statements

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

NOTE 2-GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing and recurring losses from operations and a deficit accumulated during the development stage of approximately $253,836 on March 31, 2011, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements for the fiscal year ending June 30, 2011. Thereafter, the Company will be required to seek additional funds to finance its current and long-term operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalent as of March 31, 2011.

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

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (FASB ASC 718) "Stock Compensation". As of March 31, 2011, the Company has not adopted a stock option plan and has not granted any stock options.

FINANCIAL INSTRUMENTS

The carrying value of the Company financial instruments approximates their fair value because of the short maturity of these instruments.

NOTE 4 -RELATED PARTY TRANSACTIONS

As of March 31, 2010, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $228,348.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No.2010-6, Improving Disclosures about Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification ( ASC) 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. Form3 M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company's condensed financial statements.

NOTE 6-SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 22, 2011, the date the financial statements were issued.

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

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate. Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have incurred a net loss of $20,285.

RESULTS OF OPERATION

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, Private Placement Offerings, Employee Stock Options Plans and loans from officers and directors.

Three-months period ended March 31, 2011 compared to the period from inception (November 3, 2007) to March 31, 2011 Our net loss for the three-months period ended March 31, 2011 was $20,285 compared to a net loss of $253,836 during the period from inception (November 3, 2007) to March 31, 2011. During the three-months period ended March 31, 2011, we generated -0- in revenue. During the three-month period ended March 31, 2011, we incurred the general & administrative expense of $740 compared to $49,808 incurred during the period from inception (November 3, 2007) to March 31, 2011. General and administrative expenses incurred during the three-month period ended March 31, 2011 were generally related to corporate overhead, legal and accounting, stock transfer agents, Edgar filings.

Our net loss during the three-months period ended March 31, 2011 was $20,285 or ($0.00) per share compared to a net loss of $253,836 or ($0.05) per share during the period from inception (November 3, 2007) to March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of the three-months period ended March 31, 2011, our current assets were $512 and our total liabilities were $228,348 which resulted in a working capital negative of $227,836. As of the three-month period ended December 31, 2010, current assets were comprised of $253 in cash compared to $580 in current assets at fiscal year ended June 30, 2010. Stockholders' Deficit increased from $190,496 for fiscal year ended June 30, 2010 to $253,836 for the nine-months period ended March 31, 2011.

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

Existing working capital, further advances from our officer and director, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other bank financing  arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advance from officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

(i) acquisition of building lots; (ii) architectural and engineering fees(iii) international and domestic travel expenses (iv) our expansion plans in China market. We intend to finance these expenses with further issuances of securities, advance from our officer and director. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

Item 4:　　CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules240.13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our management has concluded that the current disclosure controls and procedures provide them with reasonable assurance that they are effective to provide them with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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

Item 2:　　UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2011.

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

APRIL 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer,Chief Financial Officer.