Form 10-Q/A
period 2010-03-31
Great Wall Builders Ltd.,
filed 2011-05-03
CIK 1436624

　U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Explanation Note:

This Amendment No. 2 on Form 10-Q/A includes supplementary disclosures to the registrant Form 10-Q/A filed with the US Securities and Exchange Commission on February 14, 2011 . The reasons for filing this Amendment No: 2 on Form 10-Q/A is providing (a) Supplemental disclosure of our disclosure controls and procedures were effective at the reasonable assurance level. (b) Exhibit 5.1 revised disclosures of the Section (301) Certification. (c) Signature Section. This amendment No: 2 does not reflect any changes that may have occurred subsequent to the original filing and the initial filing remain unchanged and are not restated herein.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2011	Great Wall Builder Ltd.,

/s/ Tian Jia
Tian Jia
Chief Executive Officer & Chief
Financial Officer
(Principal Financial and Accounting Officer)