Form 10-K/A
period 2010-06-30
Great Wall Builders Ltd.,
filed 2011-05-03
CIK 1436624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

( 2nd Amendment)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [　 ] No [X]

As of June 30, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,366,400

The number of shares of Registrant common stock outstanding as of June 30, 2010 was 4,800,000

Explanation Note:

This Amendment No. 2 on Form 10-K/A includes supplementary disclosures to the registrant Form 10-K/A filed with the US Securities and Exchange Commission on February 14, 2011. The reasons for filing this Amendment No: 2 on Form 10-K/A are providing supplementary disclosures of the original filing. These supplemental disclosures include

(a) Item 9A: Controls and Procedures;

(b)Item 13. Certain Relationships and Related Transactions and

(3) Signature. This amendment No: 2 does it reflect any changes that may have occurred subsequent to the original filing, the other Items in the Initial Filing remain unchanged and are not restated herein.

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

The Company management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified no material weaknesses in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did not identify a material weakness, management considers its internal control over financial reporting to be effective.

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

(b) As of June 30, 2010, Tian Jia, our officer, has advanced $2,000 to the Company to pay for general and administrative expenses.

SIGNATURE:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2011.

/s/ Tian Jia

　Tian Jia

　Title: Chief Executive Officer/ Chief Financial Officer /Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 2, 2011

/s/ Tian Jia

Tian Jia

Title: Chief Executive Officer/ Chief Financial officer

/s/ Tian Jia

Tian Jia

Title: Principal Financial Officer

/s/ Tian Su Hua

TIAN Su Hua

　Title: Director