Form 10-Q/A
period 2010-09-30
Great Wall Builders Ltd.,
filed 2011-05-03
CIK 1436624

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

Explanation Note:

This Amendment No. 2 on Form 10-Q/A includes supplementary disclosures to the registrant Form 10-Q/A filed with the US Securities and Exchange Commission on February 14, 2011.. The reasons for filing this Amendment No: 2 on Form 10-Q/A is : (a) providing revised disclosures of the Section (301) Certification.

(b) As of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

(c) Signature section. This amended 10-Q/A filing does not reflect any changes that may have occurred subsequent to the original filing and the initial filing remain unchanged and are not restated herein.

SIGNATURES

Pursuant to the requirements of Section　13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2011	Great Wall Builder Ltd.,

/s/ Tian Jia
Tian Jia
Chief Executive Officer & Chief
Financial Officer
(Principal Financial and Accounting Officer)