Form 10-Q/A
period 2010-12-31
Great Wall Builders Ltd.,
filed 2011-05-03
CIK 1436624

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of December 31, 2010.

Explanation Note:

This Amendment No. 1 on Form 10-Q/A includes supplementary disclosures to the registrant Form 10-Q/A filed with the US Securities and Exchange Commission on February 22, 2010. The reasons for filing this Amendment No: 2 on Form 10-Q/A is providing (a) revised disclosures of the Section (301) Certification.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2011	Great Wall Builder Ltd.,

/s/ Tian Jia
Tian Jia
Chief Executive Officer & Chief
Financial Officer
(Principal Financial and Accounting Officer)