Form 10-Q/A
period 2010-03-31
Great Wall Builders Ltd.,
filed 2011-05-25
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Amendment 2)

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

The reason for filing this Amendment No. 2 on Form 10-Q/A is to provide supplementary disclosures to the registrant Form 10-QA filled with the US Securities and Exchange Commission on May 3, 2011.  These supplemental disclosures include the followings:

(a) Revised Exhibit 31 and Exhibit 32 with  currently dated officer certifications as exhibits in accordance with Item 601(b)(31) and Item 601(b) (32) of Regulation S-K.

(b)  Revised Exhibit 31 that provided management's conclusion based on the full definition of disclosure controls and procedures as provided in Exchange Act Rules 13a-15(e) and 15d-15(e). Page 9.

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

ITEM 1 - FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.,

(Development Stage Company)

BALANCE SHEET

	March 31	June 30
	2010	2009
	(unaudited)	( audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$998	$24,751
		-
Total Current Assets	998	24,751

Land	37,500	37,500

TOTAL ASSETS	$38,498	$62,251

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Account payable and accrued liabilities	$145,531	$102,651

TOTAL CURRENT LIABILITIES	$145,531	$102,651

SHAREHOLDER’S DEFICIT
Pref Preferred stock, $.0001 par value, 98,989,886 authorized, no shares issued and outstanding	--	--
Co Common stock, $.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
A Additional paid-in Capital	63,018	63,018
De Deficit accumulated during development stage	(170,533)	(103,900)
To Stockholder’s Deficit	(107,033)	(40,400)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$38,498	$62,251

The accompanying notes are an integral part of these financial statements

GREAT WALL BUILDERS LTD.,

(Development Stage Company)

STATEMENTS OF OPERATIONS

( unaudited)

					For the Period from
	For the three months		For the nine months		November 3, 2007
	ended		ended		(Inception) through
	March 31		March 31		March 31
	2010	2009	2010	2009	2010

Revenues	$-	$14,000	$-	$61,860	$61,860
Total revenue	-	14,000	-	61,860	61,860

Operating Expenses
General and administrative	1,993	6,385	7,997	21,436	39,020
Executive Compensation	$19,545	-	$58,635	-	$193,373

Total Operating Expenses	21,538	6,385	$66,632	21,436	232,393

INCOME (LOSS) FROM OPERATION	(21,538)	7,615	$66,632	40,424	(170,533))
PROVISION FOR INCOME TAX	-	-	-

NET INCOME (LOSS)	$(21,538)	$7,615	$(66,632)	$40,424	(170,533))
Income (loss) per share-basic and
PdDiluted	0.00	0.00	(0.01)	0.00

Weighted average number of share outstanding –basic and Diluted	4,800,000	4,640,526	4,800,000	4,640,526	4,800,000

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

Three month period ended March 31 , 2010 compared to the period from inception ( November 3, 2007) to March 31,2010. Our net loss for the nine-month period ended March 31,2010 was $ 66,632 compared to a net loss of $170,533( during the period from inception (November 3, 2007) to March 31,2010.  During the three-month period ended March 31, 2010 we generated -0- in revenue. During the nine-month period ended March 31, 2010, we incurred the general & administrative expense of $7,997 compared to $39,020 incurred during the period from inception ( November 3, 2007) to March 31, 2010. General and administrative expenses incurred during the nine-month period ended March 31, 2010 were generally related to corporate overhead, legal and accounting, stock transfer agents and Edgar filings.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Great Wall Buillders Ltd.,

 /s/ Tian Jia,

By: Tian Jia, Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer

May 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer/ Chief Financial Officer/ Principal Accounting Officer