Form 10-Q/A
period 2010-09-30
Great Wall Builders Ltd.,
filed 2011-05-25
CIK 1436624

.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

( Amendment 2)

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

Explanation Note:

The reason for filing this Amendment No. 3 on Form 10-Q/A is to provide supplementary disclosures to the registrant Form 10-QA filled with the US Securities and Exchange Commission on May 3, 2011.  These supplemental disclosures include the followings:

(a) Revised Exhibit 31 and Exhibit 32 with  currently dated officer certifications as exhibits in accordance with Item 601(b)(31) and Item 601(b) (32) of Regulation S-K.

(b)  Revised Exhibit 31 that provided management's conclusion based on the full definition of disclosure controls and procedures as provided in Exchange Act Rules 13a-15(e) and 15d-15(e). Page 9.

This amendment No: 3 does it reflect any changes that may have occurred subsequent to the original filing, the other Items in the Initial Filing remain unchanged and are not restated herein.

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

Great wall Builders Ltd, is a home builder specializes in building solar energy homes and installation of solar related home products. Advances in solar technology, the relentless rise of conventional electricity prices, and increasingly compelling environmental and geopolitical realities are leading homeowners, businesses and government entities to invest in solar power systems at an accelerating rate ..Our management believes that solar homes will be next building trend in the United States and abroad. We are looking for affordable building sites to build solar homes in Texas and other regions of the United States. As of the date of this Quarterly Report, we have incurred a net loss of $22,495.

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

LIQUIDITY AND CAPITAL RESOURCES

As of the three-months period ended September 30, 2010, our current assets were $296 and our total liabilities were $187,287 which resulted in a working capital negative of $186,991.  As of the three-month period ended September 30, 2010, current assets were comprised of $296 in cash compared to $580 in current assets at fiscal year ended June 30, 2010. Stockholders' Deficit increased from $190,496 for fiscal year ended June 30, 2010 to $212,991 for the three-months period ended September 30, 2010. As of the three-month period ended September 30, 2010, our current assets were $296 and our total liabilities were $187,287 which resulted in a negative working capital of $186,991 and stockholder's deficit increased from $190,496 for fiscal year ended June 30, 2010 to $212,991 for the three-month period ended September 30, 2010.

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

Item 4:  CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

May 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer