Form 10-K/A
period 2010-06-30
Great Wall Builders Ltd.,
filed 2011-05-26
CIK 1436624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

( Amendment 3)

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

The number of shares of Registrant’s common stock outstanding as of June 30, 2010 was 4,800,000

Explanation Note:

The reason for filing this Amendment No. 3 on Form 10-K/A is to provide supplementary disclosures to the registrant Form 10-K/A filled with the US Securities and Exchange Commission on May 3, 2011.  These supplemental disclosures include the followings:

(a) We have attached the currently dated officer certifications as exhibit(s) in accordance with Item 601(b)(31) and Item 601(b) (32) of Regulation S-K.

(b) We have provided the individual who signed as the principal accounting officer.

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

(B) Affordable Homes in China

We anticipate forming partnerships and joint ventures with real estate developers, architects, building contractors, building materials suppliers, real estate brokers and banking institutions in China. We expect to build affordable homes in major cities in China. With our plans for expansion in China, we expect our operating expenses will increased substantially in 2011. In China, real estate developers generally have unsold inventory homes during economic downturns, we expect to acquire their unsold inventory homes using our equity and debt financing and resell these inventory homes to qualified buyers in China. For the fiscal year ended June 30, 2011, we have held a series of discussions with selected builders, real estate developers and real estate agents in China. Building affordable homes in China is still one of our business plans to enter the real estate market in China.

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
P Preferred Stock, $0.0001 par value, 98,989,886 authorized, -0- shares issued and outstanding
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

PART IV

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Articles of Incorporation ( Incorporated by reference from our Registration Statement on Form S-1 filed on 08/26/2008). **
3.2	Bylaws ( Incorporated by reference from our Registration Statement on Form S-1 filed on August 26,2008.**
14.1	Code of Ethics **
31.1	Section 302 Certification-Tian Jia ( filed herewith)
32.1	Section 906 Certification-Tian Jia ( filed herewith) ** previously filed

 SIGNATURE:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GREAT WALL BUILDERS, INC

By:	/s/ Tian Jia
Tian Jia
Chief Executive Officer
Date: May 23, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2011	By:	/s/ Tian Jia
Tian Jia
Chief Executive Officer & Chief Financial Officer &
Principal Accounting Officer

Date: May 23, 2011	By:	/s/ Tian Su Hua
Tian Su Hua
Director