Form 10-Q/A
period 2010-12-31
Great Wall Builders Ltd.,
filed 2011-05-26
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( Amendment 1)

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

                                                         Large accelerated filer [ ]　　　　Accelerated filer [ ]

                                                         Non-accelerated filer [ ]　　     Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [　　] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of December  31, 2011.

Explanation Note:

The reason for filing this Amendment No. 1 on Form 10-Q is to provide supplementary disclosures to the registrant Form 10-Q filled with the US Securities and Exchange Commission on May 11, 2011.  These supplemental disclosures include the followings:

(a) Revised Exhibit 31 and Exhibit 32 with currently dated officer certifications as exhibits in accordance with Item 601(b)(31) and Item 601(b) (32) of Regulation S-K.

(b)  Supplemental disclosure of management's conclusion based on the full definition of disclosure controls and procedures as provided in Exchange Act Rules 13a-15(e) and 15d-15(e). Page 10.

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

PART 1: FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(Un-audited)
ASSETS
Current Assets
Cash	$253	$580
Total Current Assets	253	580
Properties	37,500	37,500
TOTAL ASSETS	$37,753	$38,080

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$207,804	$165,076
Total Current Liabilities	207,804	165,076

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 98,989,886 shares
authorized; -0- shares issued and outstanding:	-	-
Common stock, $0.0001 par value, 918,816,988 shares
authorized; 4,800,000 shares issued and outstanding	482	482
Additional paid-in capital	63,018	63,018
Deficit accumulated during development stage	(233,551)	(190,496)
Total Stockholders’ Deficit	(170,051)	(126,996)

TOTAL LIABILITIES and STOCKHOLDERS’ DEFICIT	$37,753	$38,080

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

LIQUIDITY AND CAPITAL RESOURCES

As of the three-months period ended December 31, 2010, our current assets were $253 and our total liabilities were $207,804 which resulted in a working capital negative of $207,551.As of the three-month period ended December 31, 2010, current assets were comprised of $253 in cash compared to $580 in current assets at fiscal year ended June 30, 2010.Stockholders' Deficit increased from $190,496 for fiscal year ended June 30, 2010 to $233,551 for the three-months period ended December 31, 2010.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, advance from our officer and director, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances from our officer and director, and anticipated cash flow are　expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other　bank　financing　arrangements. Generally, we have financed operations to date through the　proceeds of the private placement of equityand advance from officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

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

Item 4: CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 3:DEFAULTS UPON SENIOR SECURITIES

None

Item 5:OTHER INFORMATION

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

Great Wall Builders Ltd.

/s/ Tian Jia,

By: Tian Jia, Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer

May 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer/Chief Financial Officer/ Principal Accounting Officer