Form 10-Q/A
period 2011-03-31
Great Wall Builders Ltd.,
filed 2011-05-26
CIK 1436624

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

Explanation Note:

The reason for filing this Amendment No. 1 on Form 10-Q/A is to provide supplementary disclosures to the registrant Form 10-QA filled with the US Securities and Exchange Commission on April 25, 2011.  These supplemental disclosures include the followings:

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

PART 1: FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.,

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31	June 30
	2011	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$512	$580
		-
Total Current Assets	512	580

Land	37,500	37,500

TOTAL ASSETS	$38,012	$38,080

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Account payable and accrued liabilities	$228,348	$165,076

TOTAL CURRENT LIABILITIES	$228,348	$165,076

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 98,989,886 authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 918,816,988 authorized, 4,800,000 shares issued and outstanding.	482	482
Additional paid-in Capital	63,018	63,018
Deficit accumulated during development stage	(253,836)	(190,496)
Stockholder’s Deficit	(190,336)	(126,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,012	$38,080

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

The accompanying notes are an integral part of the condensed financial statements

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

　Condensed Statement of Cash flows

(un-audited)

			For the Period
			from
	For the nine months ended		November 3, 2007 through
	March 31		March 31
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
	$(63,340)	$(66,632)	$(253,836)
Net loss
Changes in operating assets and Liabilities:
Accounts payable and accrued liabilities	63,272	42,876	228,348
Net cash (used) provided by operating activities	(68)	(23,753)	(25,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	26,000
Net Increase ( decrease) in cash	(68)	(23,753)	512
CASH- BEGINNING OF PERIOD	580	3,291
CASH -END OF PERIOD	$512	$998	$512

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued for properties			37,500
	-	-	-

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

Item 4:　CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

May 23, 2011, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer,Chief Financial Officer.

Date: May 23, 2011