Form 10-Q/A
period 2010-09-30
Great Wall Builders Ltd.,
filed 2011-06-24
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A (Amendment 3)

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

 Explanation Note:

The reason for filing this Amendment No. 3 on Form 10-Q/A is to provide supplementary disclosures to the registrant Form 10-QA filled with the US Securities and Exchange Commission on May 25, 2011. These supplemental disclosures include the followings:

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

June 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer, Chief Financial Officer.