Form 10-Q/A
period 2010-12-31
Great Wall Builders Ltd.,
filed 2011-06-24
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A (Amendment 2)

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

Explanation Note:

The reason for filing this Amendment No. 2 on Form 10-Q is to provide supplementary disclosures to the registrant Form 10-Q filled with the US Securities and Exchange Commission on May 25, 2011.  These supplemental disclosures include the followings:

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

GREAT WALL BUILDERS Ltd.

Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION
Item 1: Financial Statements
Condensed Balance Sheets	3
Condensed Statement of Operations	4
Condensed Statement of Cash Flows	5
Notes to Condensed Financial Statements	6-8
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10
Item 3: Quantitative and Qualitative Disclosures about Market Risk	10
Item 4: Control and Procedures	10
PART 11. OTHER INFORMATION
Item 1: Legal Proceedings	10
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3: Defaults Upon Senior Securities	10
Item 4: Submission of Matters to a Vote of Securities Holders	10
Item 5: Other Information
Item 6: Exhibit	10
Item 7: Signature	11

PART 1: FINANCIAL STATEMENTS

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(Un-audited)
ASSETS
Current Assets
Cash	$253	$580
Total Current Assets	253	580
Properties	37,500	37,500
TOTAL ASSETS	$37,753	$38,080

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$207,804	$165,076
Total Current Liabilities	207,804	165,076

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 98,989,886 shares
authorized; -0- shares issued and outstanding:	-	-
Common stock, $0.0001 par value, 918,816,988 shares
authorized; 4,800,000 shares issued and outstanding	482	482
Additional paid-in capital	63,018	63,018
Deficit accumulated during development stage	(233,551)	(190,496)
Total Stockholders’ Deficit	(170,051)	(126,996)

TOTAL LIABILITIES and STOCKHOLDERS’ DEFICIT	$37,753	$38,080

Great Wall Builders.

( A Development Stage Company)

Condensed Statements of Operations ( un-audited)

	Three Months Ended December 31st 2010	Three Months Ended December 31st 2009		Six Months Ended December 31st 2010	Six Months Ended December 31st 2009		From Inception on November 3,2007 Through June 30 2009

Revenue	$-	$		$-	$		$61,860

Operating Expenses

Executive Compensation	$19,545		$19,545	$39,090		$39,090	252,008

General & Administrative Expenses	$1,015		$1,700	$3,965		3,375	43,403

Total Operating Expenses	$20,560		$21,245	$43,055		$42,465	295,441

Loss From Operations	$(20,560)		$ (21,245)	$ (43,055)		$ (42,465)	(233,551)

Net Profit ( Loss) Per Share	0.00		0.00	0.00		0.00	$(0.02)

Weighted Average Number of Shares Outstanding- Basic and Diluted	4,800,000		4,640,526	4,800,000		4,640,526	4,800,000

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

Item 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

/s/ Tian Jia, By Tian Jia, Chief Executive Officer & Chief Financial Officer.