Form 10-Q/A
period 2011-03-31
Great Wall Builders Ltd.,
filed 2011-06-24
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

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

Item 1:LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

Item 2:UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Date: June 24, 2011