Form 10-K/A
period 2010-06-30
Great Wall Builders Ltd.,
filed 2011-07-11
CIK 1436624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment 5)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [　 ] No [X]

As of June 30, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,366,400

The number of shares of Registrant common stock outstanding as of June 30, 2010 was 4,800,000

Explanation Note:

The reason for filing this Amendment No. 5 on Form 10-K/A is to provide supplementary disclosures to the registrant Form 10-K/A filled with the US Securities and Exchange Commission on May 25, 2011.  These supplemental disclosures include the followings:

(a) Revised Exhibit 31 and Exhibit 32 with currently dated officer certifications as exhibits in accordance with Item 601(b)(31) and Item 601(b) (32) of Regulation S-K.

This amendment No: 5 does it reflect any changes that may have occurred subsequent to the original filing, the other Items in the Initial Filing remain unchanged and are not restated herein.

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

Date: July 11, 2011

/s/ Tian Jia

Tian Jia

Title: Chief Executive Officer/ Chief Financial Officer / Principal Financial Officer

/s/ Tian Su Hua

TIAN Su Hua

Title: Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 11, 2011

/s/ Tian Jia

Tian Jia

Title: Chief Executive Officer/ Chief Financial officer / principal financial Officer

/s/ Tian Su Hua

TIAN Su Hua/ Director

Title: Director