Form 10-Q/A
period 2010-09-30
Great Wall Builders Ltd.,
filed 2011-07-11
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A (Amendment 4)

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

This amendment No:4 does it reflect any changes that may have occurred subsequent to the original filing, the other Items in the Initial Filing remain unchanged and are not restated herein.

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

Existing working capital, further advances from our officer and director, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advance from officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures  relating  to: (i) acquisition of building lots; (ii) architectural and engineering fees  (iii) international and domestic travel expenses (iv) our expansion plans in China’s market. We intend to finance these expenses with further issuances of securities, advance from our officer and director. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

July 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tian Jia, By Tian Jia, Chief Executive Officer, Chief Financial Officer.