Form 10-Q/A
period 2011-03-31
Great Wall Builders Ltd.,
filed 2011-07-11
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

( Amendment 3)

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

This amendment No:3 does it reflect any changes that may have occurred subsequent to the original filing, the other Items in the Initial Filing remain unchanged and are not restated herein.

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

Date: July 11, 2011