Form 10-K
period 2011-06-30
GREAT WALL BUILDERS LTD.
filed 2011-11-14
CIK 1436624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

GREAT WALL BUILDERS LTD.

 (Exact name of registrant as specified in its charter)

Texas	333-153182	71-1051037
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1177 South US Highway 1 Vero Beach, Florida 32962 (Address of principal executive offices)
Phone: (206) 337-8045
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 30, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of November 3, 2011, there were 4,800,000 shares of the registrant’s $0.0001 par value Common Stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

PART I

6

ITEM 1.    BUSINESS

6

ITEM 1A.    RISK FACTORS

6

ITEM 1B.    UNRESOLVED STAFF COMMENTS

6

ITEM 2.    PROPERTIES

6

ITEM 3.    LEGAL PROCEEDINGS

6

ITEM 4.    [REMOVED AND RESERVED]

6

PART II

7

ITEM 5.

    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER

7

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

7

ITEM 6.   SELECTED FINANCIAL DATA

8

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

10

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

22

AND FINANCIAL DISCLOSURE

22

ITEM 9A.    CONTROLS AND PROCEDURES

22

ITEM 9B.

OTHER INFORMATION.

23

PART III

23

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

23

ITEM 11.    EXECUTIVE COMPENSATION

26

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

27

AND RELATED STOCKHOLDER MATTERS.

27

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

28

INDEPENDENCE.

28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

29

PART IV

29

ITEM 15.    EXHIBITS.

29

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us”, “our” and “GWBU” are references to Great Wall Builders Ltd.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Overview of the Company

Great Wall Builders Ltd. ("the Company") was incorporated in Texas on November 3, 2007 under the laws of the State of Texas to engage in any lawful corporate undertaking.  The Company has previously been engaged in developing a business plan to build affordable homes in the USA.

The company decided prior to its fiscal year ended June 30, 2011, to redirect its business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  The Company is currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.  No such ventures have been identified as of the date of the Annual Report.

As of June 30, 2011, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to Note 1 of our financial statements.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

For the period ending June 30th, 2011, our executive office were located at 2620 Fountainview, #115B, Houston, Texas 77057.

As of September 28th 2011, the company began leasing 600 square feet of office space located at 1177 South US Highway 1, Vero Beach Florida 32962.  The lease term is on a month-to-month basis and has a fixed rent of $1,000.00 per month. Our telephone number at that facility is (206) 337-8045. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

ITEM 3.    LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.

    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER

    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since January 2, 2009, trading under the symbol “GWBU.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since we began trading January 2, 2009, based on our fiscal year end June 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
Third Quarter (Jan. 1, 2009 – Mar. 31, 2009)	$3.68	$2.16
Fourth Quarter (Apr. 1, 2009 – June 30, 2009)	$3.62	$2.00
First Quarter (July 1, 2009 – Sept. 30, 2009)	$2.95	$2.00
Second Quarter (Oct. 1, 2009 – Dec. 31, 2009)	$2.95	$2.95
Third Quarter (Jan. 1, 2010 – Mar. 31, 2010)	$2.95	$2.95
Fourth Quarter (Apr. 1, 2010 – June 30, 2010)	$2.28	$1.00
First Quarter (July 1, 2010 – Sept. 30, 2010)	$1.20	$1.18
Second Quarter (Oct. 1, 2010 – Dec. 31, 2010)	$0.00	$0.00
Third Quarter (Jan. 1, 2011 – Mar. 31, 2011)	$0.00	$0.00
Fourth Quarter (Apr. 1, 2011 – June 30, 2011)	$0.00	$0.00
First Quarter (July 1, 2011 – Sept. 30, 2011)	$0.00	$0.00
Second Quarter (Oct. 1, 2011 – Dec. 31, 2011)	$0.00	$0.00
Third Quarter (January 1, 2011 – March 31, 2011)	$0.00	$0.00
Fourth Quarter (April 1, 2011 – June 30, 2011)	$0.00	$0.00

Record Holders

As of November 3, 2011, an aggregate of 4,800,000 shares of our common stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

Dividends

We have not paid any cash dividends on our common stock since inception, and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2011 $	2010 $
Current Assets	271	580
Current Liabilities	248,057	165,076
Working Capital (Deficit)	(247,786)	(164,496)

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows used in Operating Activities	(309)	(24,171)
Cash Flows used in Financing Activities	-	-
Net Decrease in Cash During Period	(309)	(24,171)

Operating Revenues

During the year ended June 30, 2011 and 2010, we recorded revenues of $nil.

Operating Expenses and Net Loss

During the year ended June 30, 2011, the Company recorded operating expenses and net loss of $83,290 compared with $86,596 for the year ended June 30, 2010.  The decrease in operating expenses was attributed to lower general and administrative expenses due to lack of available cash flow.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance was $271 compared to $580 as at June 30, 2010. The decrease in cash was due to the fact that the Company had limited cash flows from related parties and had not earned operating revenues.  In addition to cash, the Company had $37,500 in three residential lots.

As at June 30, 2011, the Company had total liabilities of $248,057 compared with total liabilities of $165,076 as at June 30, 2010. The increase in total liabilities of $82,981 is attributed to increases in amounts owing to related parties.

As at June 30, 2011, the Company has a working capital deficit of $247,786 compared with $164,496 at June 30, 2010 and the increase in the working capital deficit is attributed to the use of funds financed from related parties for operating activities.

Cash Flow from Operating Activities

During the year ended June 30, 2011, the Company used $309 in cash for operating activities compared with $24,171 for the year ended June 30, 2010.  The decrease in cash used for operating activities is due to the fact that the Company had limited operating activities during the year outside of management fees.

Cash Flow from Investing Activities

During the years ended June 30, 2011 and 2010, the Company did not incur any investing activities.

Cash Flow from Financing Activities

During the years ended June 30, 2011 and 2010, the Company did not incur any financing activities.

Going Concern

We have not attained profitable operations, and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on financing from related parties and future equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company determines that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Financial Statements

For the Years Ended June 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Cash Flows

16

Statements of Stockholders’ Deficit

17

Notes to Financial Statements

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ANTON & CHIA

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

The Board of Directors
Great Wall Builders, Ltd.:

We have audited the accompanying balance sheets of Great Wall Builders Ltd., (the "Company") as of June 30, 2011 and 2010, stockholder's deficit and for the related statements of operations, and cash flows for the years then ended, and the period from November 3, 2007 (Inception) through June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011, and 2010 and the results of its operations and its cash flows for each of the years in the period ended June 30, 2011 and 2010 and for the period November 3, 2007 (Inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had stockholder's deficit of $210,286 as of June 30, 2011. As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
November 10, 2011

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2011 $	June 30, 2010 $

ASSETS

Cash	271	580

Total current assets	271	580

Property	37,500	37,500

Total Assets	37,771	38,080

LIABILITIES

Current Liabilities

Due to Related Parties (Note 3)	248,057	165,076

Total Liabilities	248,057	165,076

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 98,989,886 preferred shares with a par value of $0.0001 per share, no shares issued and outstanding	–	–

Common Stock
Authorized: 918,816,988 common shares with a par value of $0.0001 per share, 4,800,000 shares issued and outstanding	482	482

Additional Paid-In Capital	63,018	63,018

Accumulated Deficit during the Development Stage	(273,786)	(190,496)

Total Stockholders’ Deficit	(210,286)	(126,996)

Total Liabilities and Stockholders’ Deficit	37,771	38,080

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $	From November 3, 2007 (Date of Inception) to June 30, 2011 $

Revenues	–	–	61,860

Operating expenses

General and administrative	5,110	8,416	44,548
Management fees (Note 3)	78,180	78,180	291,098

Total operating expenses	83,290	86,596	335,646

Loss from operations	(83,290)	(86,596)	(273,786)

Provision for income taxes	–	–	–

Net loss for the year	(83,290)	(86,596)	(273,786)
Net loss per share – Basic and diluted	(0.02)	(0.02)
Weighted average shares outstanding – Basic and diluted	4,800,000	4,800,000

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $	From November 3, 2007 (Date of Inception) to June 30, 2011 $

Operating Activities:

Net loss for the year	(83,290)	(86,596)	(273,786)

Changes in operating assets and liabilities:

Due to related parties	82,981	62,425	248,057

Net cash used in operating activities	(309)	(24,171)	(25,729)

Financing Activities:

Proceeds from issuance of common stock	–	–	26,000

Net cash provided by financing activities	–	–	26,000

Net Increase (Decrease) in Cash	(309)	(24,171)	271

Cash – Beginning of Year	580	24,751	–

Cash – End of Year	271	580	271

Supplemental Disclosures
		–
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Expressed in US dollars)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – November 3, 2007 (Date of Inception)	–	–	–	–	–

Common stock issued for cash at $0.01 per share	1,964,500	196	18,804	–	19,000

Common stock issued for property	2,832,000	283	37,217	–	37,500

Common stock issued for cash at $2.00 per share	3,500	3	6,997	–	7,000

Net loss for the period	–	–	–	(56,558)	(56,558)
	–	–
Balance – June 30, 2008	4,800,000	482	63,018	(56,558)	6,942

Net loss for the year	–	–	–	(47,342)	(47,342)

Balance – June 30, 2009	4,800,000	482	63,018	(103,900)	(40,400)

Net loss for the year	–	–	–	(86,596)	(86,596)

Balance – June 30, 2010	4,800,000	482	63,018	(190,496)	(126,996)

Net loss for the year	–	–	–	(83,290)	(83,290)
	–	–
Balance – June 30, 2011	4,800,000	482	63,018	(273,786)	(210,286)

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

1.

Nature of Operations and Continuance of Business

Great Wall Builders Ltd. (the “Company”) was incorporated in the State of Texas on November 3, 2007.  The Company provides homes with a solar integrated system in Texas, with the plans to expand to other parts of the United States and China.  The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”   The Company recently decided to focus its business strategy towards identifying and pursuing option regarding the development of a new business plan and direction.  No assurances can be given that the Company will be successful in identifying and developing a successful business plan.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2011, the Company has incurred continuing and recurring losses from operations and an accumulated deficit of $273,786, which among other matters, raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of asset or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles as promulgated in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

b)   Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and assumptions on current facts, historical experience, and various factors that it believes to be reasonable under the circumstances.  The results form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily observed from other sources. Actual results may differ adversely from those estimates.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less to be cash equivalents.  As of June 30, 2011 and June 30, 2010, the Company had no cash equivalents.

d)

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Loved Assets), the Company evaluates long-loved assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

recoverable.  When such factors and circumstances exist, the Company comparies the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any,m is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company’s management currently believes there is no impairment of its long-loved assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s product under development will continue.  Either of these could result in future impairment of long-lived assets.

e)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  The Company will recognize revenue from the sales of its homes in accordance with ASC 605, “Revenue Recognition.”  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

f)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if the effects are anti-dilutive.  As of June 30, 2011 and 2010, there were no potentially dilutive securities.

g)   Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures,” an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. For amount due to related parties, management has concluded that it is not practical to determine the estimated fair value of the amount because the transactions cannot be assumed to have been consummated at arms length, the terms are not deemed to be market terms, there are no quoted values available for these instrument, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

h)

Income Taxes

Under ASC 740, “Income Taxes,”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Income Taxes,” since its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not the Company will utilize the net operating losses carried forward in future years.

i)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company determines that

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

3.

Property

	Cost $	Accumulated Amortization $	2011 Net Carrying Value $	2010 Net Carrying Value $

Residential property lots	37,500	–	37,500	37,500

The lots were transferred at cost and were exchanged for common shares in Great Wall Builders, Ltd.

4.

Related Party Transactions

a)

As of June 30, 2011 and 2010, there is a payable to the President and CEO of the Company in the amount of $248,057 and $165,076, respectively. The amounts owed are unsecured, non-interest bearing, and due on demand. (Refer to Note 5.)

b)

For the year ended June 30, 2011 and 2010, the Company incurred management fees of $78,180 and $78,180, respectively, to the President and CEO of the Company.

5.

Subsequent Events

On August 2, 2011, the President and CEO of the Company and a director of the Company resigned.  As part of the release and settlement agreement, the Company settled amounts owing of $248,057, with a final cash payment of $37,000 and transfer of three residential property lots (See Note 3), resulting in a gain on settlement of debt of $173,557.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

On November 2, 2009, De Joya Griffith, LLC (“Griffith”) resigned as our independent registered public accounting firm. We engaged a new independent registered public accounting firm, Anton & Chia LLP (“Anton”) on November 3, 2009.  Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we report as follows:

(1)

Griffith resigned as our independent registered public accounting firm effective November 2, 2009.

(2)

Griffith has been our auditors since September 3, 2009 and Griffith has not filed any reports on our financial statements and therefore did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(3)

The resignation of Griffith and engagement of Anton was approved by our Board of Directors.

(4)

The Company and Griffith did not have any disagreements with regard to any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of Griffith, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  There were no disagreements with Griffith with regards to auditing scope or procedure for the audited financials.  Our disagreement with Griffith was due to the impending deadline for the Annual Report on Form 10-K filing; the Company was unable to provide documents to Griffith on a timely manner.  The Company has authorized Griffith to respond fully to the inquiries of our successor accountant, Anton.

(5)

During the period from September 3, 2009, through the date of Griffith’s resignation on November 2, 2009, we did not experience any reportable events.  On November 3, 2009, we engaged Anton to be our independent registered public accounting firm.

(6)

Prior to engaging Anton, we had not consulted Anton regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Anton regarding any disagreements with Griffith on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Griffith, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

(7)

We did not have any disagreements other than mentioned above with Griffith and therefore did not discuss any past disagreements with Griffith.

On November 16, 2009, the Company provided Griffith with a copy of the foregoing disclosures prior to the date of filing of our Amended Current Report on Form 8-K/A (the “Report”) on November 24, 2009, and requested that Griffith furnish it with a letter address to the Securities & Exchange Commission (“SEC”) stating whether or not it agrees with the statements in the Report.  A copy of the letter furnished in response to that request was filed with the SEC on November 24, 2009 as part of the Report and is incorporated herein by reference.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company management concluded that as of the end of the period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submited under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of June 30, 2011, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

Our management, including our principal executive officer and principal financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company
Peter Evan Bell	47	CEO, CFO, President, Treasurer, Secretary, & Director

Effective September 22, 2011, Peter Evan Bell was appointed as CEO, CFO, President, Treasure, Secretary, and Director. The Board of Directors has no nominating, audit or compensation committee at this time.

Term of Office

All of the directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Peter Evan Bell.  In 1987, Mr. Evans graduated from The Lakeland College in Ohio with an Associate Degree in Business Marketing.  From 2003 to 2006, Mr. Evans worked as the Hotel and Catering Manage for Premier Beverage

Company (“Premier”). As Hotel and Catering Manager, he was responsible for handling Premier’s high-end hotel and catering accounts. From 2006 to 2007, Mr. Evans worked for Quintessential Wines (“Quintessential”) in Napa Valley, where he was the Manager of consumer accounts for the State of Florida. As Manager, Mr. Evans was responsible for sales, inventory, distributor programs, and growth of Quintessential’s wine portfolio. From 2007 to 2008, Mr. Evans worked as the South Eastern Regional Manager for Liquid International Premium Spirits Company (“Liquid”). As Regional Manager, he was responsible for programming, pricing promotions and budget for Liquid’s portfolio in the region, and he implemented sales programs and market strategies. From 2008 to 2009, Mr. Evans worked as the Beverage Manager for Coconut Creek Casino in Coconut Creek, Florida. As Beverage Manager, he was responsible for the direct supervision of approximately 50 employees, and management of the entire beverage department including budget, inventory, implementing promotional programs with distributors and marketing for special events. From 2009 to present, Mr. Evans has worked as the Director of Business Development for Break Through Marketing Company (“BTM”). As Director of Business Development, he is responsible for the leadership and coordination of BTM’s sales and marketing. Additionally he manages and directly supervises senior sales specialists and recruits and trains the sales and marketing department staff.

Identification of Significant Employees

We have no significant employees other than our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended June 30, 2010 and 2011:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tian Jia (1) Former President, CEO, CFO & Treasurer	2010	$78,180	-	-	-	-	-	-	$78,180
	2011	-	-	-	-	-	-	$22,118	$78,180
Tian Su Hua (2) Former Secretary & Director	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
Hrair Achkarian (3) Former President, Chief Executive Officer & Director	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
W. Scott Boyes (4) Former Chief Financial Officer, Treasurer, Secretary and Director	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
Peter Evan Bell (5) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

(1) On August 3, 2011, Tian Jia resigned from all positions with the Company including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer and Treasurer.

(2) On August 3, 2011, Tian Su Hua resigned from all positions with the Company including but not limited to, that of Secretary and Director.

(3) On August 17, 2011, Hrair Achkarian was appointed as President, Chief Executive Officer and a member of the Board of Directors.  Effective September 23, 2011, Hrair Achkarian resigned from all positions with the Company.

(4) On August 17, 2011, W. Scott Boyes was appointed as Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors.  Effective September 23, 2011, W. Scott Boyes resigned from all positions with the Company.

(5) On August 3, 2011, Peter Evan Bell was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors.  On August 17, 2011, Mr. Bell resigned from all positions with the Company.  On September 22, 2011, Peter Evan Bell was again appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2011 and 2010, there are no outstanding equity awards to our executive officers.  No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2011 and 2010.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	nil	nil	nil	$ nil
Total	nil	nil	nil	$ nil

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2011.

Pension, Retirement or Similar Benefit Plans

As of June 30, 2011 and 2010, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth, as of August 8, 2011, the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership(2)
Directors and Officers:
Peter Evan Bell (3) 1177 South US Highway 1, Vero Beach Florida 32962	Common	2,846,500	59.30%
Directors and Officers as a Group (1):		2,846,500	59.30%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)

Based on 4,800,000 issued and outstanding shares of common stock of the Company as of August 8, 2011.

(3)

Peter Evan Bell is the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors.  His beneficial ownership includes 2,846,500 shares of the Company’s common stock.

Changes in Control

On or about February 20, 2011, Randall Richards transferred all of his right, title and interest in and to 2,846,500 restricted shares of common stock to Peter Evan Bell in consideration of a payment of $10,000.  The 2,846,500 shares of common stock represent 59.30% of the total outstanding shares of our common stock.

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

Related Party Transactions

As of June 30, 2011 and 2010, there is a payable to the President and CEO of the Company of $248,057 and $165,076, respectively. The amounts owed are unsecured, non-interest bearing, and due on demand.

For the year ended June 30, 2011, the Company incurred $78,180 and $78,180, respectively, of management fees to the President and CEO of the Company.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock. Nor any associate or affiliate of such persons or companies has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Peter Evan Bell is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the table of Audit Fees (amount in US$) billed by the auditor(s) in accordance with the audit of the Company’s annual financial statements for the years ended.

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit fees	$2,600	$2,000
Audit-related fees	$0	$1,950
Tax fees	$0	$0
All other fees	$0	$0
Total	$2,600	$3.950

PART IV

ITEM 15.    EXHIBITS.

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on August 26, 2008 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 26, 2008 as part of our Registration Statement on Form S-1.
14.01	Code of Ethics	Filed with the SEC on September 24, 2010 as part of our Annual Report on Form 10-K.
16.01	Letter from Moore and Associates, Chartered, dated August 6, 2009	Filed with the SEC on August 7, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale and Beers, CPAs dated September 3, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
16.03	Letter from De Joya Griffith, LLC dated November 6, 2009	Filed with the SEC on November 6, 2009 as part of our Current Report on Form 8-K.
16.04	Letter from De Joya Griffith, LLC dated November 24, 2009	Filed with the SEC on November 24, 2009 as part of our Current Report on Form 8-K.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WALL BUILDERS LTD.

Dated:  November 7, 2011

/s/ Peter Evan Bell

By: Peter Evan Bell

Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  November  7, 2011

/s/ Peter Evan Bell

By: Peter Evan Bell - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

30