Form 10-Q
period 2011-09-30
GREAT WALL BUILDERS LTD.
filed 2011-11-21
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-153182

Great Wall Builders Ltd.,

(Exact name of registrant as specified in its charter)

Texas	71-1051037
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1177 South US Highway

Vero Beach, FL 32962

(Address of principal executive offices)

(206) 337-8045

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

Large accelerated file

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Small Reporting company

[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 4,800,000 as of November 18, 2011.

GREAT WALL BUILDERS Ltd.

Form 10-Q Report Index

PART 1: FINANCIAL STATEMENTS

Great Wall Builders Ltd.

(A Development Stage Company)

September 30, 2011

(unaudited)

Index

Condensed Balance Sheets

2

Condensed Statements of Operations

3

Condensed Statements of Cash Flows

4

Notes to the Financial Statements

6

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2011 (unaudited) $	June 30, 2011 $

ASSETS

Cash	–	271

Total current assets	–	271

Property	–	37,500

Total Assets	–	37,771

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	8,617	–
Loan from shareholder (Note 5)	39,550	–
Due to related parties (Note 4)	–	248,057

Total Liabilities	48,167	248,057

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 98,989,886 preferred shares with a par value of $0.0001 per share
None issued and outstanding	–	–

Common Stock
Authorized: 918,816,988 common shares with a par value of $0.0001 per share
Issued and outstanding: 4,800,000 common shares	480	480

Additional Paid-In Capital	63,020	63,020

Accumulated Deficit during the Development Stage	(111,667)	(273,786)

Total Stockholders’ Deficit	(48,167)	(210,286)

Total Liabilities and Stockholders’ Deficit	–	37,771

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from the Period from November 3, 2007 (Date of Inception) to September 30, 2011 $

Revenues	–	–	61,860

Operating Expenses

General and administrative	11,438	2,950	55,986
Management fees	–	19,545	291,098

Total Operating Expenses	11,438	22,495	347,084

Net Loss before Other Income (Expense)	(11,438)	(22,495)	(285,224)

Other Income (Expense)

Gain on settlement of debt (Note 4)	173,557	–	173,557

Net Income (Loss)	162,119	(22,495)	(111,667)
Net Earnings (Loss) per Share – Basic and Diluted	0.03	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	4,800,000	4,800,000

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from the Period from November 3, 2007 (Date of Inception) to June 30, 2011 $

Operating Activities

Net income (loss) for the year	162,119	(22,495)	(111,667)

Adjustments to net income (loss) relating to non-cash operating items:
Gain on settlement of debt	(173,557)	–	(173,557)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	8,617	–	8,617

Net Cash Used In Operating Activities	(2,821)	(284)	(276,607)

Financing Activities:

Proceeds from issuance of common stock	–	–	26,000
Proceeds from loans from shareholders	39,550		39,550
Due to related parties	(37,000)	22,221	211,057

Net Cash Provided By Financing Activities	2,550	–	276,607

Decrease in Cash	(271)	(284)	–

Cash – Beginning of Year	271	580	–

Cash – End of Year	–	296	–

Supplemental Disclosures
		–
Interest paid	–	–	–
Income tax paid	–	–	–

Supplemental Schedule of Noncash Investing Activities:
Settlement of debt in transfer of properties	37,500

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

1.

Nature of Operations and Continuance of Business

Great Wall Builders Ltd. (the “Company”) was incorporated in the State of Texas on November 3, 2007.  The Company formerly provided homes with a solar integrated system in Texas, with the plans to expand to other parts of the United States and China. The Company has ceased those operations  and is now a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s focus is towards identifying and pursuing the development of a new business plan and direction. No assurances can be given that the Company will be successful in identifying and developing a successful business plan.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2011, the Company has a working capital deficit of $48,167 and an accumulated deficit of $111,667. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

b)   Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30 and June 30, 2011, the Company had no cash equivalents.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

2.

Summary of Significant Accounting Policies (continued)

e)

Revenue recognition

The Company is in the development stage and has yet to realize revenues from operations. The Company will recognize revenue from the sales of its homes in accordance ASC 605, Revenue Recognition. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30 and June 30, 2011, there were no potentially dilutive securities.

g)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loan from shareholder. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements

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

3.

Property

	Cost $	Accumulated Amortization $	Disposal $	September 30, 2011 Net Carrying Value $	June 30, 2011 Net Carrying Value $

Residential property lots	37,500	–	(37,500)	–	37,500

4.

Related Party Transactions

a)

As at September 30, 2011, the Company owes $nil (June 30, 2011 - $248,057) to the former President and CEO of the Company. On August 2, 2011, the President and CEO of the Company and a director of the Company resigned.  As part of the release and settlement agreement, the Company settled amounts owing of $248,057, with a final cash payment of $37,000, a transfer of title to three residential lots with a value of $37,500, resulting in a gain on settlement of debt of $173,557.

b)

During the three months ended September 30, 2011, the Company incurred $nil (2010 - $19,545) in management fees to the President and CEO of the Company.

5.

Loan from Shareholder

On August 3, 2011, the Company borrowed $39,550 from a shareholder. The Company used $37,000 from this financing to settle debt (Note 4). Under the terms of the loan, the amount owing is unsecured, non-interest bearing, and due on demand. As at September 30, 2011, the Company still owes $39,550.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

6.

Subsequent Events

In preparing these condensed financial statements, the Company has evaluated events and transactions for potential recognition or disclose through November 18, 2011, the date the condensed financial statements were available to be issued.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW AND BUSINESS OPERATIONS OVERVIEW

Great Wall Builders Ltd. (the “Company”) was incorporated in Texas on November 3, 2007, under the laws of the State of Texas to engage in any lawful corporate undertaking.  The Company was previously engaged in developing a business plan to build affordable homes in the USA.

The Company decided prior to its fiscal year ended June 30, 2011, to redirect its business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  The Company is currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.  No such ventures have been identified as of the date of this quarterly report.

As of September 30, 2011, we had not generated any revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to Note 1 of our financial statements.

RESULTS OF OPERATIONS

Working Capital

	M
	September 30,	June 30,
	2011 $	2011 $
Current Assets	-	271
Current Liabilities	48,167	248,057
Working Capital (Deficit)	(48,167)	(247,786)

Cash Flows

	Three months ended September 30, 2011 $	Three months ended September 30, 2010 $

Cash Flows from (used in) Operating Activities	(2,821)	(284)
Cash Flows from (used in) Financing Activities	2,550	-
Net Increase (decrease) in Cash During Period	(271)	(284)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2011 were $11,438 compared with $22,495 for the three months ended September 30, 2010. The decrease is due to the fact that the Company did not have any management fees for the current year.

During the three months ended September 30, 2011, the Company recorded a net income of $162,119 compared with a net loss of $22,495 for the three months ended September 30, 2010.   During the three month period ended September 30, 2011, the Company settled $248,057 of amounts owing to the former management of the Company in exchange for cash payment of $37,000 and three residential property lots in the value of $37,500, which resulted in a gain on settlement of debt of $173,557.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total assets was $nil compared to cash and total assets of $271 as at June 30, 2011. The decrease in cash and total assets was due to the fact that the Company incurred operating expenditures during the year and repaid/settled related party debts with payment of cash.

As at September 30, 2011, the Company had total liabilities of $48,167 compared with total liabilities of $248,057 as at June 30, 2011. The decrease in total liabilities is attributed to the settlement of $248,057 of outstanding related party debt from former management with the payment and borrowing of $39,550 from a shareholder.

Cashflow from Operating Activities

During the three months ended September 30, 2011, the Company incurred $2,821 of cash flows for operating activities compared with $284 of cash flows for operating activities during the three months ended September 30, 2010. Overall use of cash for operating activities was consistent as the Company had limited operating activities in both periods.

Cashflow from Financing Activities

During the three months ended September 30, 2011, the Company received $2,550 from financing activities comprised of $39,550 from a shareholder loan offset by the payment of $37,000 to related parties.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, advance from our officer and director, and further issuances of securities or debt. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances from our officer and director, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements.  Generally, we have financed operations to date through the proceeds of the private placement of equity and advance from officer and director.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

(i) acquisition of businesses or assets; (ii) professional fees relating to such acquisitions; (iii) international and domestic travel expenses (iv) other expenses related to being a public company.

We intend to finance these expenses with further issuances of securities, advance from our officer and director and debt.  Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2011.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS

Exhibit 31.

 Certification of Peter Evan Bell pursuant to rule 13a-14a.

Exhibit 32

Certification of Peter Evan bell pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema Document

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*

XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*

XBRL Taxonomy Extension Defition Linkbase Document

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

Great Wall Builders Ltd.

/s/ Peter Evan Bell

By: Peter Evan Bell

Chief Executive Officer/Chief Financial Officer

November 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Peter Evan Bell

By Peter Evan Bell

Chief Executive Officer & Chief Financial Officer.

Date: November 18, 2011