Form 10-Q
period 2011-12-31
GREAT WALL BUILDERS LTD.
filed 2012-02-17
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 360,000,000 as of February 17, 2012.

GREAT WALL BUILDERS Ltd.

Form 10-Q Report Index

 PART 1: FINANCIAL STATEMENTS

Great Wall Builders Ltd.

(A Development Stage Company)

December 31, 2011

(unaudited)

Index

Balance Sheets (unaudited)

2

Statements of Operations (unaudited)

3

Statements of Cash Flows (unaudited)

4

Notes to the Financial Statements (unaudited)

5

 GREAT WALL BUILDERS LTD.

 (A Development Stage Company)

 Balance Sheets

 (Expressed in U.S. dollars)

 (unaudited)

	December 31, 2011 $	June 30, 2011 $

ASSETS

Cash	–	271

Total current assets	–	271

Property	–	37,500

Total Assets	–	37,771

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	10,178	–
Loan from shareholder (Note 5)	53,105	–
Due to related parties (Note 4)	–	248,057

Total Liabilities	63,283	248,057

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 98,989,886 preferred shares with a par value of $0.0001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 918,816,988 common shares with a par value of $0.0001 per share
Issued and outstanding: 360,000,000 common shares	36,002	36,002

Additional Paid-In Capital	27,498	27,498

Accumulated Deficit during the Development Stage	(126,783)	(273,786)

Total Stockholders’ Deficit	(63,283)	(210,286)

Total Liabilities and Stockholders’ Deficit	–	37,771

(The accompanying notes are an integral part of these financial statements)

 GREAT WALL BUILDERS LTD.

 (A Development Stage Company)

 Statements of Operations

 (Expressed in U.S. dollars)

 (unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		Accumulated from the Period from November 3, 2007 (Date of Inception) to December 31, 2011 $
	2011 $	2010 $	2011 $	2010 $

Revenues	–	–	–	–	61,860

Operating Expenses

General and administrative	15,116	1,015	26,554	3,965	71,102
Management fees (Note 4)	–	19,545	–	39,090	291,098

Total Operating Expenses	15,116	20,560	26,554	43,055	362,200

Net Loss before Other Income (Expense)	(15,116)	(20,560)	(26,554)	(43,055)	(300,340)

Other Income (Expense)

Gain on settlement of debt (Note 4)	–	–	173,557	–	173,557

Net income (loss)	(15,116)	(20,560)	147,003	(43,055)	(126,783)
Net Earnings per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	360,000,000	360,000,000	360,000,000	360,000,000

(The accompanying notes are an integral part of these financial statements)

 GREAT WALL BUILDERS LTD.

 (A Development Stage Company)

 Statements of Cash Flows

 (Expressed in U.S. dollars)

 (unaudited)

	For the Six Months Ended December 31, 2011 $	For the Six Months Ended December 31, 2010 $	Accumulated from the Period from November 3, 2007 (Date of Inception) to December 31, 2011 $

Operating Activities

Net income (loss)	147,003	(43,055)	(126,783)

Adjustments to net income (loss) relating to non-cash operating items:
Gain on settlement of debt	(173,557)	–	(173,557)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	10,178	42,728	10,178
Due to related parties	–	–	248,057

Net Cash Used In Operating Activities	(16,376)	(327)	(42,105)

Financing Activities:

Proceeds from issuance of common stock	–	–	26,000
Proceeds from loans from shareholders	53,105	–	53,105
Repayment to related parties	(37,000)	–	(37,000)

Net Cash Provided By Financing Activities	16,105	–	42,105

Decrease in Cash	(271)	(327)	–

Cash – Beginning of Period	271	580	–

Cash – End of Period	–	253	–

Supplemental Disclosures
		–
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements (unaudited)

December 31, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2011, the Company has a working capital deficit of $63,283 and an accumulated deficit of $126,783. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31 and June 30, 2011, the Company had no cash equivalents.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements (unaudited)

December 31, 2011

2.

Summary of Significant Accounting Policies (continued)

e)

Revenue recognition

The Company is in the development stage and has yet to realize revenues from operations.  The Company plans to recognize revenue from the sales of its products or services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the product or service has been provided, and collectability is reasonably assured.

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at December 31 and June 30, 2011, there were no potentially dilutive securities.

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

The Company’s financial instruments consist principally of accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to the Financial Statements (unaudited)

December 31, 2011

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property

	Cost $	Accumulated Amortization $	Disposal $	December 31, 2011 Net Carrying Value $	June 30, 2011 Net Carrying Value $

Residential property lots	37,500	–	(37,500)	–	37,500

4.

Related Party Transactions

a)

As at December 31, 2011, the Company owes $nil (June 30, 2011 - $248,057) to the former President and CEO of the Company. On August 2, 2011, the former President and CEO of the Company and a director of the Company resigned.  As part of the release and settlement agreement, the Company settled amounts owing of $248,057, with a final cash payment of $37,000, a transfer of title to three residential lots with a value of $37,500, resulting in a gain on settlement of debt of $173,557.

b)

During the six months ended December 31, 2011, the Company incurred $nil (2010 - $39,090) in management fees to the former President and CEO of the Company.

5.

Loan from Shareholder

As at December 31, 2011, the Company owes $53,105 to a shareholder of the Company for financing of day-to-day operations.  Under the terms of the loan, the amount owing is unsecured, non-interest bearing, and due on demand.

6.

Common Shares

On November 22, 2011, the Company approved a seventy-five to one forward split, which increased the number of issued and outstanding common shares from 4,800,000 common shares to 360,000,000 common shares, which has been applied on a retroactive basis.

7.

Subsequent Events

We have evaluated subsequent events through February 17, 2012, the date of issuance of the financial statements, and did not identify any material recognizable subsequent events.

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

As of December 31, 2011, we had not generated any revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to Note 1 of our financial statements.

RESULTS OF OPERATIONS

Working Capital

	M
	December 31,	June 30,
	2011 $	2011 $
Current Assets	-	271
Current Liabilities	62,283	248,057
Working Capital (Deficit)	(63,283)	(247,786)

Cash Flows

	Six months ended December 31, 2011 $	Six months ended December 31, 2010 $

Cash Flows from (used in) Operating Activities	(16,376)	(327)
Cash Flows from (used in) Financing Activities	16,105	-
Net Increase (decrease) in Cash During Period	(271)	(327)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the six months ended December 31, 2011 were $26,554 compared with $43,055 for the six months ended December 31, 2010. The decrease is due to the fact that the Company did not have any management fees for the current year but had higher general expenses relating to legal and transfer agent fees regarding the change in control/management that occurred during the year.

During the six months ended December 31, 2011, the Company recorded a net income of $147,003 compared with a net loss of $43,055 for the six months ended December 31, 2010.   During the six month period ended December 31, 2011, the Company settled $248,057 of amounts owing to the former management of the Company in exchange for a cash payment of $37,500 and three residential property lots valued at $37,500, which resulted in a gain on settlement of debt of $173,557.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and total assets was $nil compared to cash and total assets of $271 as at June 30, 2011. The decrease in cash and total assets was due to the fact that the Company incurred operating expenditures during the year and repaid/settled related party debts with payment of cash.

As at December 31, 2011, the Company had total liabilities of $63,283 compared with total liabilities of $248,057 as at June 30, 2011. The decrease in total liabilities is attributed to the settlement of $248,057 of outstanding related party debt from former management.   As of December 31, 2011, the Company had accumulated new debt from a shareholder in the amount of $53,105 which was used to pay for operating expenses incurred on by the Company.

Cashflow from Operating Activities

During the six months ended December 31, 2011, cash used in operating activities was $16,376 compared with $327 of cash flows used in operating activities during the six months ended December 31, 2010.    The increase in the cash used for operating expenses is due to expenses incurred with respect to legal and filing fees incurred with the change in management and forward stock split of the Company’s issued and outstanding common shares.

Cashflow from Financing Activities

During the six months ended December 31, 2011, the Company received $16,105 of cash from financing activities compared with $nil during the six months ended December 31, 2010.  The increase in cash flow from financing activities is related to funding provided by a shareholder of the Company to fund operating expenses and settle amounts owing from the former President and Director of the Company.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarterly period ended December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Wall Builders Ltd.

/s/ Peter Evan Bell

By: Peter Evan Bell

Chief Executive Officer/Chief Financial Officer

February 17, 2012