Form 10-Q
period 2012-03-31
GREAT WALL BUILDERS LTD.
filed 2012-05-21
CIK 1436624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-153182

Great Wall Builders Ltd.,

(Exact name of registrant as specified in its charter)

Texas	71-1051037
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Via Kennedy 16/a Cap 40069, Bologna, Italy

 (Address of principal executive offices)

+43-1-230-603-635

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 349,819,293 as of May 10, 2012.

GREAT WALL BUILDERS Ltd.

Form 10-Q Report Index

 PART 1: FINANCIAL STATEMENTS

Great Wall Builders Ltd.

(A Development Stage Company)

March 31, 2012

(unaudited)

Index

Balance Sheets

2

Statements of Operations

3

Statements of Cash Flows

4

Notes to the Financial Statements

5-7

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2012 (unaudited)	June 30, 2011

ASSETS

Cash	$ –	$ 271

Total current assets	–	271

Property	–	37,500

Total Assets	$ –	$ 37,771

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$ 4,426	$ –
Loan from shareholder (Note 5)	66,082	–
Due to related parties (Note 4)	–	248,057

Total Liabilities	70,508	248,057

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 98,989,886 preferred shares with a par value of $0.0001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 918,816,988 common shares with a par value of $0.0001 per share
Issued and outstanding: 360,000,000 common shares	36,002	36,002

Additional paid-in capital	30,298	27,498

Accumulated deficit during the development stage	(136,808)	(273,786)

Total Stockholders’ Deficit	(70,508)	(210,286)

Total Liabilities and Stockholders’ Deficit	$ –	$ 37,771

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Accumulated from the Period from November 3, 2007 (Date of Inception) to March 31, 2012 $
	2012 $	2011 $	2012 $	2011 $

Revenues	$ –	$ –	$ –	$ –	$ 61,860

Cost of revenues	–	–	–	–	–

Gross profit
General and administrative	10,025	740	36,579	4,705	81,127
Management fees (Note 4)	–	19,545	–	58,635	291,098

Total Operating Expenses	10,025	20,285	36,579	63,340	372,225

Net Loss before Other Income (Expense)	(10,025)	(20,285)	(36,579)	(63,340)	(310,365)

Other Income (Expense)

Gain on settlement of debt (Note 4)	–	–	173,557	–	173,557

Net income (loss)	$ (10,025)	$ (20,285)	$ 136,978	$ (63,340)	$ (136,808)
Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding – basic and diluted	360,000,000	360,000,000	360,000,000	360,000,000

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $	Accumulated from the Period from November 3, 2007 (Date of Inception) to March 31, 2012 $

Operating Activities

Net income (loss)	136,978	(63,340)	(136,808)

Adjustments to net income (loss) relating to non-cash operating items:
Gain on settlement of debt	(173,557)	–	(173,557)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	7,226	63,272	7,226
Due to related parties	–	–	248,057

Net Cash Used In Operating Activities	(29,353)	(68)	(55,082)

Financing Activities:

Proceeds from issuance of common stock	–	–	26,000
Proceeds from loans from shareholders	66,082	–	66,082
Repayment to related parties	(37,000)	–	(37,000)

Net Cash Provided By Financing Activities	29,082	–	55,082

Decrease in Cash	(271)	(68)	–

Cash – Beginning of Period	271	580	–

Cash – End of Period	–	512	–

Supplemental disclosures of non cash flow information
		–
Forgiveness of debt	2,800	–	–

(The accompanying notes are an integral part of these financial statements)

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

March 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2012, the Company has a working capital deficit of $70,508 and an accumulated deficit of $136,808. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 Management plan is to continue to pay the expenses of the Company until they can successfully enter into a business combination, merger, or acquire revenue providing assets.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

       The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011 (2011 Form 10-K) as filed with the SEC.

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

c)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.  The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2012 and June 30, 2011.

d)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues for the nine months ended March 31,   2012 and 2011.  The Company plans to recognize revenue from the sales of its products or services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the product or service has been provided, and collectability is reasonably assured.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

March 31, 2012

2.

Summary of Significant Accounting Policies (continued)

e)

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of March 31, 2012 and June 30, 2011, there were no outstanding dilutive securities.

f)   Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•  Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.   The Company believes that the recorded values of all of its financial instruments approximate the current fair values because of their nature and respective maturity dates or durations.

Management believes it is not practical to estimate the fair value of advances from related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

g)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.”  ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial statements.

3.

Property

On August 2, 2011, the Company settled amounts owing to the former President and CEO of the Company with a transfer of title to three residential lots with a value of $37,500 (Note 4).  As of March 31, 2012, the amount of property was $nil.

GREAT WALL BUILDERS LTD.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

March 31, 2012

4.

Related Party Transactions

a)

As at March 31, 2012, the Company owes $nil (June 30, 2011 - $248,057) to the former President and CEO of the Company. On August 2, 2011, the former President and CEO of the Company and a director of the Company resigned.  As part of the release and settlement agreement, the Company settled amounts owing of $248,057, with a final cash payment of $37,000, a transfer of title to three residential lots with a value of $37,500, resulting in a gain on settlement of debt of $173,557.

b)

During the nine months ended March 31, 2012, the Company incurred $nil (2011 - $58,635) in management fees to the former President and CEO of the Company.

5.

Loan from Shareholder

As at March 31, 2012, the Company owes $66,082 (2011 - $0) to a shareholder of the Company for financing of day-to-day operations.  Under the terms of the loan, the amount owing is unsecured, non-interest bearing, and due on demand.

6.

Stockholders’ Deficit

On November 22, 2011, the Company approved a seventy-five to one forward split, which increased the number of issued and outstanding common shares from 4,800,000 common shares to 360,000,000 common shares, which has been applied on a retroactive basis.

During the third quarter of 2012, $2,800 of consulting fees incurred for the Company were paid by a related party of the Company.  The amounts due were forgiven, resulting in an increase in additional paid in capital.  No gain or loss was recognized as part of this debt forgiveness.

7.

Subsequent Events

The Company entered in to an Asset Purchase Agreement to acquire certain intellectual property relating to manufacturing and distributing an electro-cracking devise designed to reduce emissions, lower fuel consumptions and improve engine performance. Under the terms of the agreement, the Company has agreed to issue 27,306,793 shares of restricted common stock in exchange for these assets. As of March 31, 2012, the agreement has not been finalized.

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

On March 28, 2012, the Company completed the acquisition of assets of DPOLUTION International, Inc. (DPOLUTION), a Nevada corporation including certain intellectual property related to manufacturing and distributing an electro cracking devise designed to reduce emissions, lower fuel consumption and improve engine performance.  The acquisition is expected to close on May, 2012.  Following completion of the acquisition, the Company plans to redirect its business plan to focus on developing its business relative to its acquisition.  The Company will research potential production and distribution options for products related to its recently acquired assets.

As of March 31, 2012, we had not generated any revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to Note 1 of our financial statements.

RESULTS OF OPERATIONS

Working Capital

	M
	March 31,	June 30,
	2012 $	2011 $
Current Assets	-	271
Current Liabilities	70,508	248,057
Working Capital (Deficit)	(70,508)	(247,786)

Cash Flows

	Nine months ended March 31, 2012 $	Nine months ended March 31, 2011 $
Cash Flows from (used in) Operating Activities	(29,353)	(68)
Cash Flows from (used in) Financing Activities	29,082	-
Net Increase (decrease) in Cash During Period	(271)	(68)

Operating Revenues

We have not generated any significant revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the nine months ended March 31, 2012 were $36,579 compared with $63,340 for the nine months ended March 31, 2011. The decrease is due to the fact that the Company did not have any management fees for the current year but had higher general expenses relating to legal and transfer agent fees regarding the change in control/management that occurred during the year as well as increased accounting and rent.

During the nine months ended March 31, 2012, the Company recorded a net income of $136,978 compared with a net loss of $63,340 for the nine months ended March 31, 2011.   During the nine month period ended March 31, 2012, the Company settled $248,057 of amounts owing to the former management of the Company in exchange for a cash payment of $37,500 and three residential property lots valued at $37,500, which resulted in a gain on settlement of debt of $173,557.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash and total assets was $nil compared to cash and total assets of $37,771 as at June 30, 2011. The decrease in cash and total assets was due to the fact that the Company incurred operating expenditures during the year and repaid/settled related party debts with payment of cash and disposed of items held as property.

As at March 31, 2012, the Company had total liabilities of $70,508 compared with total liabilities of $248,057 as at June 30, 2011. The decrease in total liabilities is attributed to the settlement of $248,057 of outstanding related party debt from former management.   As of March 31, 2012, the Company had accumulated new debt from a shareholder in the amount of $66,082 which was used to pay for operating expenses incurred on by the Company.

Cashflow from Operating Activities

During the nine months ended March 31, 2012, cash used in operating activities was $29,353 compared with $68 of cash flows used in operating activities during the nine months ended March 31, 2011.    The increase in the cash used for operating expenses is due to expenses incurred with respect to legal and filing fees incurred with the change in management and forward stock split of the Company’s issued and outstanding common shares.

Cashflow from Financing Activities

During the nine months ended March 31, 2012, the Company received $29,082 of cash from financing activities compared with $nil during the nine months ended March 31, 2011.  The increase in cash flow from financing activities is related to funding provided by a shareholder of the Company to fund operating expenses and settle amounts owing from the former President and Director of the Company.

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

Item 4: CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2012.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None

Item 4: MINE SAFETY DISCLOSURES

None.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS

Exhibit 31.

 Certification of Daniele Brazzi pursuant to rule 13a-14a.

Exhibit 32

Certification of Daniele Brazzi pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Great Wall Builders Ltd.

/s/ Daniele Brazzi

By: Daniele Brazzi

Chief Executive Officer/Chief Financial Officer

May 21, 2012