Form 10-Q/A
period 2012-03-31
GREAT WALL BUILDERS LTD.
filed 2012-10-05
CIK 1436624

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

EXPLANATORY PARAGRAPH

Great Wall Builders, Inc. is filing this Amendment No. 1(the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, which was originally filed on May 21, 2012 (the “Original Filing”) for the sole purchase of furnishing a revised Certification under Exhibit 32.

No other changes have been made to the Original Filing.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended March 31, 2012.

Item 6: EXHIBITS

Exhibit 31.

 Certification of Daniele Brazzi pursuant to rule 13a-14a.

Exhibit 32

Certification of Daniele Brazzi pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*

XBRL Instance Document**

101.SCH*

XBRL Taxonomy Extension Schema Document**

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*

XBRL Taxonomy Extension Definition Linkbase Document**

101.PRE*

XBRL Taxonomy Extension Defition Linkbase Document**

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

** Previously filed with Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Wall Builders Ltd.

/s/ Daniele Brazzi

By: Daniele Brazzi

Chief Executive Officer/Chief Financial Officer

October 4, 2012